Form 10-K
period 1996-03-31
OMEGA ENVIRONMENTAL INC
filed 1996-07-01
CIK 871826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996.
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                         Commission file number 0-20267

                            OMEGA ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              91-1499751
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                     19805 NORTH CREEK PARKWAY, PO BOX 3005
                BOTHELL, WASHINGTON                   98041-3005
     (Address of Principal Executive Offices)         (Zip Code)

                                  206-486-4800
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class           Name of each exchange on which registered
          NONE                                         NONE

Securities registered pursuant to section 12(g) of the Act:    COMMON STOCK

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    X   Yes        No
                                                            ---        ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
AS OF JUNE 14, 1996,   $112,497,893.

   Indicate the number of shares outstanding of each of the registrant's classes
of common stock, as of the latest practicable date.   AS OF JUNE 14, 1996,
41,408,691 SHARES OF COMMON STOCK, $.0025 PAR VALUE PER SHARE.

                       DOCUMENTS INCORPORATED BY REFERENCE
                            PART III PROXY STATEMENT

                                     PART I

ITEM 1.   BUSINESS.

     Omega Environmental, Inc. ("Omega" or the "Company") was organized in September 1990 to become the first national turnkey provider of products and services to owners of underground storage tank (USTs) systems which are subject to increasing regulations from the U.S. Environmental Protection Agency ("EPA"), as well as state and local regulatory agencies. Over the last year, the Company has been placing increasing emphasis on developing market driven businesses such as new station and convenience store construction, station upgrades and re-imaging, and installation of state-of-the-art electronic equipment and customer-interface devices such as pay-at-the-pump and information management systems. As an essential part of its market-driven strategy, the Company is also placing greater emphasis on its ability to provide after-sale service of the increasingly complex equipment being installed in service stations and convenience stores. The Company now offers the largest range of services for the operators and owners of fueling facilities in the United States. Currently, the Company has units operating in 31 states. The Company also established a subsidiary in Mexico, and has joint ventures with limited operations in Argentina and Spain.

     The Company derives its revenues from a range of products and services including the removal of leaking and outdated USTs, construction, including service stations and convenience stores, soil and groundwater remediation services, the sale and installation of new UST systems, and the distribution, installation and servicing of petroleum storage and dispensing equipment. The Company is expanding its maintenance service capabilities, particularly for large clients as an outsourcing alternative so that customers can focus on their core business.

REGULATORY CONTEXT

     In the early 1980's, the EPA began to address the problem of soil and groundwater contamination. It was concluded that leaking USTs were a major source of such contamination. Most of such USTs are used to store petroleum based products which generally contain a number of carcinogenic compounds such as benzene, toluene and xylene. When tank systems leak, the surrounding earth and groundwater supplies become contaminated. One gallon of gasoline can render 1 million gallons of water unpotable. Wildlife water habitats, such as rivers, lakes and streams are also often polluted by such leaks.

     Federal government regulation of USTs began in 1985 with the enactment of "Interim Prohibition" which made it illegal for anyone to install a UST constructed of bare steel. In 1988 the federal government adopted permanent regulations to govern the construction, installation and operation of UST systems. The EPA regulations were promulgated under the Resource Conservation and Recovery Act of 1976 ("RCRA") as amended and applied to petroleum products and hazardous substances defined in the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA" or "SuperFund"). The basic technological requirements can be broken down into three areas: (i) requirements for leak detection; (ii) requirements for corrosion protection; and (iii) requirements for spill and overfill protection. For existing UST systems, tanks must be equipped with devices to detect leaks, or operators must follow prescribed methods for the purpose of detecting leaks according to a schedule based on relative UST age. As of December 1993, EPA regulations have required that a leak detection program be in place for existing tank systems. In addition, existing tank systems must meet requirements for corrosion protection and overfill protection no later than December 1998. Any new system installed before the December 1998 deadline must comply with all requirements upon installation.

     In addition to regulations pertaining to the safety of UST systems, the EPA has set forth requirements for financial responsibility to cover the remediation costs which would be incurred in the event that a stored liquid is released into the environment. Facility owners and operators who handle more than 12,000 gallons of product per month are required to have financial assurance in the amount of $1 million. Any facility or group of facilities which operates more than 100 tanks is required to carry a minimum of $2 million in financial assurance. Financial assurance requirements can be satisfied by insurance or other means such as surety bonds or letters of credit.

     In addition to the EPA regulations, states are encouraged to create their own UST programs and regulations. Some states have merely adopted the EPA regulations while others have enacted regulations more stringent than those set forth by the EPA.

     According to May 1996 EPA data, there are 1.09 million active USTs registered with the EPA. There is no way of knowing for sure the total number of USTs, but recent estimates have placed the number of unknown or unregistered USTs at 220,000.

     Based on a survey of UST program managers from 8 states, the Petroleum Equipment Institute (PEI) estimates that only 15% of active USTs completely meet 1998 technical standards. This leaves approximately 970,000 tanks which will need to be either closed in place, upgraded or replaced in order to be in compliance with the 1998 standards.

     Also as of May 1996, the EPA has confirmed 314,720 UST product releases. Other sources estimate a total of 463,000 USTs will eventually be reported as leaking. The Company believes that the leaking USTs will require engineering services, remediation, closure or upgrades in the form of leak detection, new tanks, or all of these in order to be in compliance with EPA regulations. The Company also believes that this remediation work will continue well into the next century. Estimates for the cost of compliance range anywhere from $48 billion to $69 billion.

ACQUISITIONS

     DOMESTIC ACQUISITIONS. The Company intends to continue to increase its revenues and market penetration through the expansion of current operations and the opportunistic acquisition of companies operating in regional markets in the United States. Omega has established a specific program designed to improve the marketing and operational capabilities of its acquisitions. The Company believes that it can improve the operating results of acquired companies over time by (i) upgrading acquired companies from low-bid contractors to direct marketers of turn-key service solutions for service stations, commercial fueling facilities and convenience stores, including comprehensive outsourcing programs;
(ii) realizing improved financial and operating control systems; (iii) realizing substantially reduced material costs of sales through economies of scale; (iv) providing exclusive products and services that will substantially differentiate them while making them more competitive, such as facilitating project financing for the owners of such facilities, and (v) maintaining excellent economic incentives for management and providing a routine forum for benchmarking results and sharing operational knowledge among managers.

     Currently Omega products and services are available in the United States through the entities listed below. By the end of Fiscal 1997, all individual names will be eliminated and they will be known simply as Omega branches:

  - Omega Services (formerly O'Sullivan Omega), headquartered in Seattle, and with offices in Portland and Anchorage; acquired in May 1991.

  -  Parks Omega, headquartered in metropolitan Detroit; acquired in March 1993.

  - Watkins Omega, headquartered in metropolitan Atlanta, with an office in Macon, GA; acquired in June 1993.

  -  Kelley Omega, headquartered near Scranton, PA; acquired in June 1993.

  - Goode Omega, headquartered in Richmond, VA, with offices in Roanoke, Winchester, Chesapeake and Lorton, all in Virginia; acquired in September 1993.

  -  PEC Omega, headquartered in Orlando, FL; acquired in October 1993.

  - Tecniflo Omega, headquartered in St. Petersburg, FL; acquired in December 1993.

  - ATS Omega, headquartered in Houston, with offices in San Antonio, Philadelphia and the Dallas-Fort Worth area; acquired in March 1994.

  - Fedco Omega, headquartered in Somersworth, NH with offices in New York and Connecticut; acquired in May 1994.

  -  STC Remediation, headquartered in Scottsdale, AZ; acquired in
     September 1994.

  - Braswell/Arnold Omega, headquartered in Wilson, NC with offices in Fayetteville, Wilmington, and Greensboro, NC; acquired in November 1994.

  - Gurr Omega Environmental Services (consolidated with Omega Environmental Services, formerly ESSI Omega, which was acquired in September 1993), headquartered in Lakeland, FL with offices in Houston and Dallas, TX, Richmond, VA, Atlanta, GA, and Charleston, WV; acquired in November 1994.

  - SSC Omega, headquartered in Boerne, TX with offices in Irving and Stafford, TX; acquired in November 1994.

  - SST Omega, headquartered in San Antonio, TX with an office in Corpus Christi, TX; acquired in November 1994.

  - Life-Cycle Services, headquartered in Cleveland, Ohio, acquired in April, 1996.

     The Company is engaged in discussions with other regional companies that have been identified as candidates for acquisition. As of this date, none of these discussions had yet reached agreement in principle as to structure or basic economic or other terms. There can be no assurance that any of these discussions will result in an acquisition.

     MEXICO. In March, 1992, Pemex, Mexico's national oil company, launched a retail service station modernization program. The modernization program was an expression of a heightened environmental consciousness throughout Mexico, and of a growing awareness that the country's economic growth required a dramatic increase in the quantity and quality of fueling stations. Pemex now offers Mexican station owners a ten year guarantee of increased gasoline sales commissions in return for upgrading both fuel systems and image. And, in August 1994, Pemex deregulated the process of granting concessions for new stations, thereby opening the way for an increase in the number of Mexican stations.
There are only 3,500 stations in Mexico, a country with a population of 85 million. Mexico has few domestic manufacturers of the equipment required for fuel systems and for remediation at contaminated sites. Nor does the country have sufficient capacity in the construction of modern stations or in environmental operations.

     In order to offer all of the above mentioned products and services, the Company incorporated a Mexican subsidiary, Omega Ambiental de Mexico S.A. de C.V. in late September 1993. In order to reduce overhead, in June 1994, Ambiental was merged with ATS de Mexico S.A. de C.V. acquired March 31, 1994. The consolidated Mexican subsidiary, ATS Omega de Mexico S.A. de C.V., now offers turnkey service station construction and equipment supply throughout Mexico with offices and warehouses established in Mexico City and Monterrey.

     ATS Omega de Mexico has expanded its design and turnkey construction capability and is currently providing these services to a joint venture owned by Amoco and Oxxo, Mexico's largest convenience store chain.

PRODUCTS AND SERVICES

     The Company is an experienced construction and environmental services contractor for fuel storage and related projects, and distributes and services fuel storage and handling equipment. Its capabilities include:

     UST INSTALLATION AND REMOVAL. The Company removes and installs UST systems and, in the process, may replace the entire pump and delivery system, including Stage II Vapor Recovery systems. Installation of a UST system involves excavation, tank siting, burial depth calculations, UST system assembly, back-filling of the UST system and grading. USTs, piping and other products are available from various sources. The Company maintains a fleet of service vehicles and light and heavy duty equipment to perform its work. Tank testing is provided at certain locations.

     ENVIRONMENTAL CONSULTING AND ENGINEERING. Gurr Omega (consolidated with Omega Environmental Services) provides environmental consulting and engineering services specializing in the areas of site assessment, monitoring, regulatory compliance consulting and soil and groundwater remediation. The Company's environmental division assesses sites for soil and groundwater contamination and develops action plans for remediating the contamination. The Company also acts as general contractor to assemble a project team of engineering firms, consultants, laboratories and certified contractors to complete a customer approved action plan.

     SOIL AND GROUNDWATER REMEDIATION. The Company generally provides soil and groundwater remediation services as an adjunct to UST system installations and removal contracts. Contaminant extraction methods include thermal dispersion, aeration, bioremediation, pump and treat systems and air sparging.

     PROPRIETARY REMEDIATION TECHNOLOGIES. STC Omega is the provider of a proprietary solidification/stabilization remediation process for use on full scale organic and inorganic hazardous waste contaminated sites. The process is effective at solidifying hazardous waste compounds in a more cost effective manner than conventional treatment methods.

     SERVICE STATION CONSTRUCTION. Certain operations provide general contracting services for the construction of service station facilities, including full-service stations and convenience store/gas station complexes.

     MAINTENANCE. Many operations also offer maintenance services and collectively form one of the largest network of service technicians and vehicles in the industry. The service function is being expanded to operate nation-wide and is now coordinated through centralized Help Desk Diagnostic and Dispatching services.

     DISTRIBUTION. Certain operations distribute parts and equipment for fuel storage and dispensing equipment. This capability is being consolidated and will be linked through a single MIS/Inventory Control System.

     FACILITATION OF EQUIPMENT AND PROJECT FINANCING. In response to the need in the marketplace, the Company has established Omega Environmental Financial Services, Inc. ("Omega Financial"), a wholly-owned subsidiary, to facilitate third-party financing primarily for customers of Omega. After performing preliminary project financing reviews, Omega Financial creates unique leasing and financing packages to support equipment acquisition and project completion. Omega Financial has established a market leadership position by serving as an intermediary with key funding sources which provide lease or purchase financing for qualified customers. On a case-by-case basis, Omega Financial is authorized to further facilitate customer financing by providing limited guarantees in the form of recourse commitments to the lending institution. Omega Financial receives a brokerage fee for its services.

     The Company also assists its customers in obtaining reimbursement of clean-up cost from State petroleum clean-up funds. The States of Florida and Texas are important markets for the Company and have no-fault reimbursement programs for cleaning up of petroleum contaminated sites which are financed by a wholesale tax on petroleum.

CUSTOMERS

     The Company provides its products and services to large and small companies and federal, state and local governments, including the U.S. military. The Company typically contracts directly with owners, operators or tenants of facilities and works closely with architects and engineers. In its UST installation/removal and soil remediation operations, the Company relies on referrals from existing and former customers and architects and engineers for a substantial portion of its contract leads. A large percentage of the contracts are obtained by its sales force. The Company performs a substantial amount of repeat business for certain major oil companies, convenience store chains, manufacturers, fleet operators and government entities.

MARKETING

     The Company generates new business opportunities through referrals and through the continuing efforts of locally-based sales representatives. The Company supports these efforts with a variety of direct and indirect lead generation programs. These programs include advertisements in local and national trade publications, customized sales and product literature, trade shows, regional product and service seminars, local and national publicity programs and other public relations activities. The Company has also developed customized direct mail and telemarketing programs which have been tested and implemented at certain locations and which are scheduled for implementation at other locations on an ongoing basis.

     The Company's marketing program emphasizes (i) the nature and objectives of Omega's efforts to establish a national network of service providers dedicated to delivering value and quality; (ii) the capacity of the Omega network to execute a broad range of service station, convenience store and commercial services in more than one region; and (iii) the availability of Omega's service, distribution, construction and financing as a "one stop" solution for both regulatory and market-driven client needs.

     NATIONAL ACCOUNTS.   The Company has launched an aggressive program to
offer its products and services to clients with multiple sites located in diverse geographical areas which cannot easily be served by the Company's locally based competitors. The Company's chief advantages in serving such accounts are its ability to support multi-regional programs with its existing network and, when necessary, contract with reputable contractors. National accounts typically benefit from the Company's consistent quality standards, from single-contract accountability and from efficient equipment delivery from multiple warehousing facilities operated by the subsidiaries.

     BIDDING AND CONTRACTS. The Company receives a large percentage of contracts through a bidding process, in which it and a number of competitive contractors are contacted by the owner, operator or tenant of the property or architects and engineers to bid on the project. Management maintains financial and operating controls over all phases of a project, from estimating and bidding through project completion. Prior to submitting a project proposal, the Company may assign one or more estimators to visit the job site, review the proposed work area and determine the size and scope of the work to be performed. The estimators discuss job requirements with customers' representatives to gain an understanding of local conditions such as safety and operating regulations, operating schedules, availability of power and water and access to the job site or waste storage sites which may affect the scope and execution of the project. Estimators study specifications, plans and drawings, which are prepared by an independent architect or engineer hired by the customer, and prepare an estimate and project schedule. The Company's bid is prepared by the estimator who must consult with local management on projects which exceed a predetermined size depending on the estimator's experience. If the Company's bid is preliminarily accepted, the estimator commences the contracting process, which involves meetings with the customer to review and clarify specifications of the job, performance and payment schedules, liquidated damage provisions for delays or problems with performance, warranty provisions, payment and performance bonds and insurance coverages.

     Commercial construction projects, as well as federal, state and municipal projects, often require contractors to post both performance and payment bonds at the time of execution of a contract. Performance bonds guarantee that the project will be completed, and payment bonds guarantee that subcontractors and vendors will be paid for labor, equipment and other purchases. Bonds typically cost between 1 1/2% and 2 1/2% of the cost of the project. Contractors without adequate bonding capabilities may be ineligible to bid or negotiate on many projects. The Company obtains bonds as needed on a case-by-case basis.

     Most of the Company's installation and service projects are contracted for on a fixed price basis, which can offer the Company the opportunity to realize margins which are higher than those on other types of contracts; however, the contracts also involve a risk that actual costs may be higher than those estimated at the time of the bid due to subsequent price increases, unanticipated problems, inefficient project management, inaccurate estimation of the labor or material costs or disputes over the terms and specifications of the contracted performance. Some of the Company's projects are performed on a time and materials basis.

GOVERNMENT REGULATIONS

     DOMESTIC. In recent decades, federal, state and local governments have enacted and amended numerous environmental protection laws in response to public concerns about the environment. The Company's business is subject to these evolving laws and the related regulations. The federal environmental laws that the Company believes are applicable to the Company and its potential customers include CERCLA, RCRA and Oil Pollution Act of 1990 ("OPA"). Most states and certain localities have counterparts to these laws which are at least as stringent as the federal laws.

     Many of the same federal, state and local laws and regulations that create demand for the Company's business also may directly regulate the Company's own operations or create potential liabilities for the Company. If the installed UST systems do not function as expected, petroleum or hazardous materials may enter the ground and possibly groundwater, and the Company may potentially be liable for investigation and cleanup costs under federal, state and local environmental laws. The Company carries contractor's pollution liability insurance, product liability insurance, and certain other coverage to protect against for such potential liabilities. See "Business - Insurance."

     RCRA provides a comprehensive framework for the regulation of the generation and transportation of hazardous waste, as well as for the treatment, storage and disposal of such waste. RCRA is intended to provide a "cradle to grave" system for the control of hazardous wastes; that is, regulation of wastes from the time they are generated until they are properly disposed. Both civil and criminal liability may be imposed on parties that fail to comply with RCRA's requirements. RCRA requires that, among other parties, transporters of hazardous waste must obtain and comply with RCRA permits. The Company may be required to obtain RCRA permits for the transportation of contaminated materials in connection with providing its removal and remediation services. The Company believes that it complies with applicable regulations under RCRA.

     The UST regulations were promulgated under RCRA and apply to petroleum products and hazardous substances as defined in CERCLA. These regulations impose technical standards and financial assurance requirements upon owners and operators of USTs. Many states and certain localities have enacted regulations governing USTs which include requirements pertaining to permitting, cleanup standards, license and certification programs and release reporting requirements. These state and local regulations may be more stringent than the federal UST regulations.

     CERCLA and the SuperFund Amendments and Reauthorization Act ("SARA") provide for the investigation and remediation of hazardous waste sites. Under SuperFund, parties who own or operate sites or facilities contaminated by hazardous substances, or parties which have generated hazardous materials or which have arranged for the transportation or disposal of hazardous substances may be subject to strict, joint and several liability for the investigation and remediation of contamination. The Company offers installation, removal and remediation services as elements of its turnkey solution program. The Company may be subject to liability for investigation and cleanup costs under CERCLA and RCRA and parallel state and local laws.

     OPA regulates discharge or substantial threat of discharge of oil and petroleum products from offshore and on-shore facilities. Facilities are defined to include USTs. Responsible parties under OPA include UST owners and operators and they may be liable for removal costs, as well as damages to natural resources, personal property and real property. Civil, criminal and administrative penalties may apply to violations of OPA. Liability is imposed on third parties who, either by act or omission, cause a discharge or threatened discharge of oil or petroleum products. The Company may be subject to liability under OPA if in the installation or removal of an UST, the Company causes the discharge or threatened discharge of oil or petroleum products.

     MEXICO. Mexico's General Law of Ecological Equilibrium and Environmental Protection (the "General Environmental Law") imposes certain obligations on generators of hazardous waste, but the extent of these obligations is not as comprehensive as the U.S. system of "cradle to grave" regulation under RCRA.
Nor is Mexico's definition of "hazardous waste" as expansive as the definition under U.S. law. Thus, some materials which are regulated in the U.S. under RCRA are not currently regulated in Mexico.

     Mexico is encouraging the development of increased capacity for hazardous waste storage and disposal in Mexico. Although Mexican law imposes requirements on business similar to those in U.S. law, the Mexican environmental protection agency, Secretariat of Social Development ("SEDESOL"), has not had sufficient funding to provide adequate enforcement of existing environmental laws.
However, as a part of the country's new National Development Plan announced on May 31, 1995, Mexico's President Ernesto Zedillo Ponce de Leon called for stricter environmental enforcement, stating that his government "will push for compliance with environmental protection standards and we will reinforce the 'polluter pays' principle while at the same time giving incentives to those who comply with the standards and operate cleanly."

     Under the terms of NAFTA and accords on environmental cooperation between the U.S. and Mexico, Mexico has agreed to enact environmental laws and regulations that would establish parity between the U.S. and Mexico, as well as increase enforcement efforts to encourage compliance with new and existing environmental laws. While there are no existing laws that specifically regulate USTs in Mexico, regulations pertaining to the storage of hazardous substances, including USTs are currently being drafted.

SOURCE OF SUPPLY

     The Company generally has several sources of the parts and supplies it uses.

     In 1994 a major manufacturer of fuel dispensing equipment notified the Company of its intent to cancel its local distributorship arrangement with one of the Company's operations and canceled a similar arrangement with another operation while retaining them as Authorized Service Contractors. While the Company can obtain equipment from other sources, the Company has filed a lawsuit against the manufacturer and others alleging violation of the antitrust and other laws and has obtained a substantial judgment against said manufacturer (see Item 3, Legal Proceedings).

COMPETITION

     The petroleum equipment and services field is highly competitive. In regions where the Company currently offers its products and services, it competes with numerous other contractors in the industry. The Company believes that none of these competitors has revenues exceeding those of the Company. The Company, to its knowledge, is the only comprehensive service company operating in more than one major regional market and the only company actively engaged in establishing a national network to provide such services. The Company also differentiates itself from competitors by facilitation of financing. The Company believes that the ultimate execution of this strategy will lead to economies of scale in a number of its operations, including material cost reduction through increased purchasing power, thus allowing it to be the low cost provider of such products and services.

     As a result of EPA, state and local UST regulations and the growth of convenience store and fast food outlets, the Company believes that, along with the removal of older USTs, other upgrading of facilities will take place. New competitors are also likely to enter this market, although in order to be successful they would need to obtain distributor licenses, state and local licenses, insurance coverage, bonding capacity, experienced personnel capable of meeting requirements of applicable regulatory agencies and clients, and sufficient financing for investment in start-up equipment and working capital.

BACKLOG AND GOVERNMENT REIMBURSEMENT PROGRAMS

     In general, fixed price contracts are completed within a few months and thus firm backlog does not meaningfully reflect future sales. The Company also has time and material contracts, most of which involve site assessment and remediation, including contracts in which state government petroleum clean-up reimbursement programs will pay for most or all of the cost of such clean-up. Under the government reimbursement programs, the Company performs environmental clean-up services for a client with the understanding that the government reimbursement program will pay for most or all of the clean-up costs and not the client. The Company has a substantial number of contracts for over 1,300 sites under these programs (over 80% in Florida and Texas) to be completed in the next several years.

     During the 1996 legislative session, the Florida government completed the transition of the reimbursement program from a voluntary "first come, first paid" basis to a government assigned priority ranking system requiring pre-approval and payment within 45 days of invoicing for completed tasks. In addition, the legislation created a new non-profit Inland Protection Financing Corporation (IPFC) to manage the backlog of unpaid claims. The IPFC will issue certificates of participation to be used to pay the claims already awaiting
payment.   The Company believes this change will provide for quicker payment of claims and will further extend the number of years over which these contracts will be completed. Like Florida, the Texas program requires that all work be pre-approved before the work begins. Further, certain of such contracts may be terminated by the customer. The Company is completing such contracts in the ordinary course of business.

     These contracts do not specify price or the timing of completion since the government reimbursement programs are to pay the reasonable costs of the clean-up and the costs of completing the work are not determined until after the contract is entered into and site assessment work is substantially complete. While no assurances can be given as to the amount of work involved in any contract or whether or when work under a contract will be performed, average historical site costs for remediation under government reimbursement programs, as estimated by the Florida Department of Environmental Protection, range between $220,000 and $250,000. These estimates may change due to recent changes in the Florida reimbursement program. In other states with similar programs, the average site costs are running between $50,000 and $125,000. Florida fuel taxes currently provide approximately $160 million per year for clean-up efforts, and of such amount up to $140 million in expenditures per year are used to reimburse contractors for clean-up services with the remainder used for administrative expenses.

     There may be a substantial lag time under these state programs before payment is received. In Florida, reimbursement historically averaged about fifteen to eighteen months. However, since the 1996 legislative changes will result in paying off the backlog, the payment period will be reduced. According to the legislative intent, payment from the state is to be made on pre-approved claims in 45 days after completing the task. In Texas, the present lag time for payment for completed work is 120 days. The Company's ability to carry such contracts will depend on its cash position or ability to finance such receivables. The Company has costs and estimated earnings in excess of billings on uncompleted contracts of approximately $14,637,000 as of March 31, 1996 related to government reimbursement programs. Subsequent to March 31, 1996, the Company has entered into financing agreements with unrelated parties and assigns the right of reimbursement to the entity for specific reimbursement applications. This arrangement provides for funding upon completion of an application up to a total of $9,000,000. The Company is also seeking similar additional agreements but no assurances can be given that such additional agreements will be obtained.

INSURANCE

     The Company currently maintains property, inland marine, and builders risk insurance, a comprehensive crime and fidelity bond, general and products pollution liability insurance, commercial auto liability insurance, worker's compensation insurance, and contractor's pollution/professional liability insurance, although no assurance can be given that such insurance will continue to be available. The Company believes that its current level of insurance coverage is adequate to protect it from the type and level of liability exposure the Company can reasonably expect to encounter during its ordinary course of business. However, the coverage would most likely be inadequate if a catastrophic event occurred for which the Company was determined to be liable. As a result, there is no assurance that such insurance coverage will adequately protect the Company under all circumstances. All of the above described insurance programs are subject to the coverage exemptions and exclusions of the type commonly found in such policies.

WARRANTIES

     In its installation and remediation business, the Company generally includes with submitted bids or proposals a one-year warranty on its services. In addition, any UST system component installed would generally carry a warranty from the third-party manufacturer of that tank and equipment.

EMPLOYEES

     As of May 31, 1996, the Company employed, on a full-time basis, approximately 1,000 people in management, administration, marketing, research and development, manufacturing, distribution, construction and field service personnel. Certain of the Company's employees are union members. The Company believes that its employee relations are satisfactory.

ITEM 2.  PROPERTIES.

     At May 31, 1996, the Company has the following principal properties under lease:


     - Corporate office space in Bothell, Washington at an annual rent of $104,000 through November 1997.

     - Office, yard, and/or warehouse facilities in Seattle Washington; Milford, Michigan; Montrose, Pennsylvania; East Point, Georgia; Atlanta, Georgia; Richmond, Virginia; Lakeland, Florida; St. Petersburg, Florida; Houston, Texas; Boerne, Texas; San Antonio, Texas; Dallas, Texas; Somersworth, New Hampshire; Scottsdale, Arizona; Wilson, North Carolina; and Mexico City, Mexico and office and yard facilities at several unit locations with annual rents of approximately $1,370,000 that expire through November 2004, including leases with related parties with annual rents of approximately $636,000 that expire through November 2004. The properties are suitable and adequate for the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS.

     In January 1995 the Company entered into an agreement in principle to settle the May 17, 1994 class action lawsuits. On December 5, 1995, the United States District Court in Seattle, Washington, approved the class action settlement agreement. Pursuant to such agreement in principle, the settlement consisted of (i) $250,000 in cash, (ii) $125,000 in cash or common stock, and
(iii) 550,000 shares of the Company's common stock. However, the Company guaranteed that the common stock to be issued in settlement, as of February 1, 1996 (the "guarantee date"), would have a minimum value of $9.50 per share. The stock value based upon the 20 trading-day average of the closing market prices of the Company's common stock (as reported in the Wall Street Journal the following day) through February 1, 1996 was $3.00795. Since the average was less than $9.50 per share, the Company was required to issue 1,187,063 additional shares of common stock. In April 1996, the Company issued 1,737,063 shares as final settlement.

     In 1994 the Company filed a lawsuit against Gilbarco Inc., a unit of General Electric PLC in the United Kingdom and a major manufacturer of fuel dispensing equipment, alleging violation of antitrust and other laws. This action was filed by the Company in response to Gilbarco's canceling its distributorship arrangement with two of the Company's operations. On December 4, 1995, in the U.S. Federal Court for the Western District of Washington, in Seattle, a jury awarded the Company and two of its operations, $27 million in damages and related interest and attorneys' fees and costs. While that federal court judge has since entered a judgment in favor of the Company and denied a motion to set aside the previously announced judgment, Gilbarco has filed an appeal. The Company will not recognize the award in its consolidated financial statements until it is received or assured.

     The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded and determined will not, in the opinion of management, have a material adverse effect on results of operations or the financial condition of the Company. The Company is not currently a party to any litigation or regulatory investigation or inquiry with respect to environmental matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock has been included for quotation on the NASDAQ National Market under the symbol "OMEG" since July 26, 1993 and in the over-the-counter market since July 11, 1991. The following table sets forth the high and low bid prices as reported on NASDAQ National Market for the periods indicated. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                                             HIGH         LOW
                                                           ---------   ---------
          FISCAL YEAR ENDED MARCH 31, 1995 . . . . . . .
               First Quarter . . . . . . . . . . . . . .   $ 10 7/8    $  5 7/8
               Second Quarter. . . . . . . . . . . . . .      6 7/8       4 1/4
               Third Quarter . . . . . . . . . . . . . .      6 3/16      5
               Fourth Quarter  . . . . . . . . . . . . .      5 5/8       3
          FISCAL YEAR ENDED MARCH 31, 1996 . . . . . . .
               First Quarter . . . . . . . . . . . . . .      4 3/8       3 1/8
               Second Quarter. . . . . . . . . . . . . .      5 1/2       3 7/16
               Third Quarter . . . . . . . . . . . . . .      4 11/16     3 1/8
               Fourth Quarter. . . . . . . . . . . . . .      3 3/8       2 1/8
          FISCAL YEAR ENDED MARCH 31, 1997 . . . . . . .
               First Quarter (through June 14, 1996) . .      3 5/8       2 7/16

     As of June 14, 1996, there were approximately 505 stockholders of record.

     The Company has never declared a dividend on its Common Stock. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future. There is no assurance that the Company will ever pay dividends on its Common Stock. The Company's current bank loan agreement prohibits the paying of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            1996           1995    (b)    1994    (d)    1993    (f)    1992    (i)
                                         --------------------------------------------------------------------------
Sales                                    $ 151,718        137,044         46,640          7,664          4,878
Cost of sales                              127,540        112,382         38,458          6,930          4,684
                                         --------------------------------------------------------------------------
   Gross profit                             24,178         24,662          8,182            734            194
Operating expenses                          42,991  (a)    34,219         17,631          8,918  (g)     3,342
                                         --------------------------------------------------------------------------
   Operating loss                          (18,831)        (9,557)        (9,449)        (8,184)        (3,148)
Other income (expense), net                 (2,629)        (7,617) (c)       539             (1)          (126)
                                         --------------------------------------------------------------------------
   Net loss                              $ (21,442)       (17,174)        (8,910)        (8,185)        (3,274)
                                         --------------------------------------------------------------------------
                                         --------------------------------------------------------------------------
Net loss per common share                $   (0.61)         (0.55)         (0.35)         (0.89)         (0.66)
Weighted average number of
      common shares outstanding             34,910         31,320         25,486          9,234          4,993

BALANCE SHEET DATA:
Working capital                          $  22,934         22,139         38,792          9,544            453
Goodwill, net                               28,554  (a)    35,504         19,908          5,051            872
Total assets                               102,013        110,297         85,592         21,998          3,627
Long-term obligations, excluding
     current installments                    6,554          2,324          2,142          1,919            307
Shareholders' equity                     $  50,026         63,306         64,013  (e)    15,221  (h)     1,965


The above data should be read in conjunction with the consolidated financial statements.

(a)  Includes an adjustment to write down goodwill of $5,699,000.

(b) Includes a full year of Statement of Operations Data of acquisitions made on or before March 31, 1994 and Statement of Operations Data for the following entities since their acquisition date: Fedco Omega acquired May 24, 1994; STC Omega acquired September 22, 1994; Gurr Omega acquired November 18, 1994; Braswell/Arnold Omega acquired November 21, 1994; SSC Omega acquired November 30, 1994; and SST Omega acquired November 30, 1994. Balance Sheet Data includes all acquired entities.

(c)  Includes class action settlement and related expenses of $6,764,000.

(d) Includes a full year of Statement of Operations Data of Omega Services (formerly O'Sullivan Omega) and Parks Omega and Statement of Operations Data for the following entities since their acquisition date: Watkins Omega acquired June 1, 1993; Kelley Omega acquired June 1, 1993; Omega Environmental Services (formerly ESSI Omega) acquired September 30, 1993; PEC Omega acquired October 5, 1993; and Tecniflo Omega acquired December 17, 1993. Balance Sheet Data includes entities acquired on and before March 31, 1994, including ATS Omega and ATS Omega de Mexico.

(e) Includes sale of common stock for cash and issuance of common stock for cash upon exercise of warrants, net of issuance costs, of $47,008,000.

(f) Includes a full year of Statement of Operations Data of Omega Services. Balance Sheet Data includes Omega Services and Parks Omega which were acquired March 12, 1993.

(g)  Includes non-cash stock option compensation expense of $2,725,000.

(h) Includes sale of common stock for cash and issuance of common stock for cash upon exercise of Class A warrants, net of issuance costs, of $16,213,000.

(i) Includes Statement of Operations Data of Omega Services from its acquisition on May 31, 1991 and its Balance Sheet Data as of March 31, 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS


                                                                           (DOLLARS IN THOUSANDS)
                                                                        %                            %
                                                     1996             Change       1995            Change         1994
                                                -----------------------------------------------------------------------
Sales                                           $   151,718             11%   $   137,044           194%    $    46,640
Cost of sales                                       127,540             13%       112,382           192%         38,458
                                                -----------------------------------------------------------------------
      Gross profit                                   24,178                        24,662                         8,182
      Gross profit %                                    16%                            18%                          18%
Selling, general and administrative                  35,338              9%        32,524           104%         15,906
Goodwill write-down                                   5,699                             -                            -
Amortization of goodwill                              1,954             38%         1,417           184%            499
Research and development                                  -                           278           (77%)         1,226
                                                 -----------------------------------------------------------------------
      Operating loss                                (18,813)            97%        (9,557)            1%         (9,449)
Class action lawsuit settlement and
   related expenses                                       -                        (6,764)                            -
Other income (expense), net                          (2,629)                         (853)                          539
                                                 -----------------------------------------------------------------------
      Net loss                                   $  (21,442)            25%   $   (17,174)           93%    $    (8,910)
                                                 -----------------------------------------------------------------------
                                                 -----------------------------------------------------------------------

FISCAL YEAR 1996 COMPARED TO 1995

     In fiscal year 1996, the Company continued the execution of its primary business strategy to be the first national provider of turnkey products and services to owners of USTs. The early phase of this strategy involved acquiring companies in major metropolitan areas providing such products and services in their respective local and regional markets. Although no acquisitions were made in 1996, the Company still intends to pursue acquisition of companies operating in regional markets or providing complementary services.

     At the present time, the Company is focused on operations, having brought in new management to consolidate its acquired resources and achieve operating efficiencies, economies of scale and marketing leverage. Management is currently in the process of aligning operations along functional lines on a national basis. This includes (i) centralizing purchasing and bringing distribution under one national information system, (ii) consolidating maintenance services in one nationally coordinated and directed unit, and (iii) consolidating marketing and sales activities. In the fourth quarter of 1996, new management significantly lowered corporate and division overhead, eliminated duplicate functions and facilities, disposed of non-core lines of business, and significantly downsized two units' operations. The cost of these actions was significant, but were required to improve future operations.

     Omega's net loss was $21,442,000 in 1996, a $11,032,000 increase over 1995, excluding the class action lawsuit settlement and related expenses. The primary reasons for this increase include the following fourth quarter charges: (i) the write-down of goodwill totaling $5,699,000, (ii) expenses incurred to consolidate operations totaling approximately $4,100,000, (iii) reimbursement rate and other changes associated with state reimbursement programs totaling approximately $2,500,000, and (iv) a provision for uncollectible receivables of
$1,700,000.    Revenues and margins were also negatively effected in the fourth quarter due to severe and prolonged winter weather conditions in the eastern United States.

SALES, COST OF SALES AND GROSS PROFIT

     Sales and cost of sales increased 11% and 13%, respectively, due primarily to acquisitions made in 1995 that are included for a full year in 1996 and only included in 1995 from their acquisition dates.

The increases caused by entities acquired in 1995 were $25,383,000 and $18,745,000, respectively. However, sales and cost of sales at other entities decreased as a result of a manufacturer of fuel dispensing equipment canceling its distributorship agreements with certain units of the Company and from severe and prolonged winter weather conditions in the eastern United States. Gross profit decreased from 18% in 1995 to 16% in 1996 primarily due to reimbursement rate and other changes associated with state government clean-up reimbursement programs, principally Florida, totaling approximately $2,500,000, an estimated loss on disposal of excess inventory of $1,800,000, and lower margins caused by severe winter weather conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 9% due primarily to acquisitions made in 1995 that are included for a full year in 1996 and only included in 1995 since their acquisition date. The increase caused by entities acquired in 1995 was $4,634,000. This increase was offset by decreases in personnel and expenses at the corporate office related to reduced acquisition activity and legal expenses and division personnel and expenses related to eliminating redundant overhead costs and consolidation of certain operations. Selling, general and administrative expenses in 1996 included severance and other expenses related to the Company's management changes and operational consolidation totaling approximately $1,800,000, legal and related expenses associated with the Company's lawsuit against a manufacturer of fuel dispensing equipment totaling approximately $900,000, a provision for estimated uncollectible receivables of $1,700,000 and lease termination costs related to the elimination of redundant facilities of $500,000.

     In 1994, the Company filed a lawsuit against Gilbarco Inc., a unit of General Electric PLC in the United Kingdom and a major manufacturer of fuel dispensing equipment, alleging violation of antitrust and other laws. This action was filed by the Company in response to Gilbarco's canceling its distributorship arrangement with two of the Company's operations. On December 4, 1995, in the U.S. Federal Court for the Western District of Washington, in Seattle, a jury awarded the Company and two of its operations, $27 million in damages and related interest and attorneys' fees and costs. While that federal court judge has since entered a judgment in favor of the Company and denied a motion to set aside the previously announced judgment, Gilbarco has filed an appeal. The Company will not recognize the award in its consolidated financial statements until it is received or assured.

GOODWILL WRITE-DOWN

     In March 1996, the Company recognized a goodwill write-down of $5,699,000 related to the acquisition of ATS Omega in March 1994. ATS incurred significant losses in 1996 and 1995 and has not been able to recover from the cancellation of a distributorship agreement with Gilbarco. In March 1996, management made a strategic decision to significantly downsize ATS' operations and eliminate non-core businesses. Reduced future operating levels, past losses and debt incurred to finance these losses have impaired ATS' ability to recover goodwill over the expected period of benefit.

     The methodology that management used to assess the recoverability of goodwill was to project results of operations forward 18 years, which represents the remaining expected period of benefit of ATS' goodwill at March 31, 1996. Projections were based on the past two years of core business operations and management's changes to downsize the operations. The forecast through the year 2014 is management's best estimate of future results and includes a 3% annual increase in sales and slightly increasing margins. Projected future results were discounted at 10%, the Company's estimated cost of funds. The evaluation resulted in a $5,699,000 write-down of ATS goodwill to $1,340,000. The remaining balance will be amortized over 18 years, the expected period of benefit.

     The Company has assessed the recoverability of goodwill, and it is dependent upon certain entities achieving future profitable operations. In the opinion of management, based upon current information and projections, the remaining goodwill balance at March 31, 1996 will be recovered over the expected period of benefit. However, if future profitable operations are not achieved at these entities, goodwill will be impaired.

AMORTIZATION OF GOODWILL

     Amortization of goodwill increased $537,000 due to acquisitions made in 1995 being included for a full year in 1996. Amortization will decrease in 1997 due to the write-down of goodwill at ATS. Future amortization associated with future acquisitions will have an adverse effect on future results of operations. The current rate of goodwill amortization after the write-down of goodwill at ATS, is approximately $1,600,000 per year utilizing the straight line method of amortization over 20 years.

RESEARCH AND DEVELOPMENT EXPENSES

     No research and development expenses were incurred in 1996 and management, at this time, does not plan to incur any significant research and development expenses in 1997.

OTHER INCOME (EXPENSE)

     Interest income decreased $415,000 due to use of cash in operations and collection of receivables from related parties. Interest expense increased $1,029,000 due to interest related to entities acquired in 1995 that were included for a full year in 1996 and higher interest rates under the current loan agreement.

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

     Convertible preferred stock, outstanding warrants, options, contingent shares and shares placed in escrow to satisfy claims are not included in the calculation of loss per common share since their impact would be antidilutive. The weighted average number of common shares outstanding will increase significantly in 1997 due to conversion of preferred stock to 859,000 shares of common stock in April 1996, issuance of 1,346,000 common shares underlying certain unit options exercised in June 1996, issuance of 1,737,000 common shares in April 1996 as final settlement of the class action lawsuits and scheduled releases of shares from escrow.

FISCAL YEAR 1995 COMPARED TO 1994

     In 1995, the Company acquired the following seven companies which are in the business of installation and removal of USTs, related component distribution and service, soil and groundwater remediation, and/or related consulting and engineering services.


                    Acquired Entities                             Acquisition Date
                    -----------------                             ----------------
     Fedco Tank and Equipment, Inc. and affiliates ("Fedco")      May 24, 1994
     Silicate Technology Corporation ("STC")                      September 22, 1994
     Gurr & Associates, Inc. ("Gurr")                             November 18, 1994
     Braswell Equipment Company and Arnold Equipment
           Company ("Braswell/Arnold")                            November 21, 1994
     Service Station Construction, Inc. ("SSC")                   November 30, 1994
     Service Station Testing, Inc. ("SST")                        November 30, 1994

     The acquired entities' balance sheets and operations are included in the Company's consolidated balance sheet and results of operations from their acquisition dates and account for the majority of the Company's growth in 1995.

     The Company's net loss increased by $8,264,000 to $17,174,000 in 1995 primarily due to the class action lawsuit settlement and related expenses totaling $6,764,000. The Company has continued to incur significant losses largely due to the nonrecuring costs of identifying, investigating and negotiating with acquisition candidates, and integrating them into Omega's operations subsequent to acquisition.

SALES, COST OF SALES AND GROSS PROFIT

     Sales and cost of sales increased 194% and 192% respectively, primarily due to the inclusion of acquired entities since their acquisition dates. Sales and cost of sales of acquired entities from the acquisition dates through the end of the fiscal year were approximately $83,731,000 and $69,027,000, respectively. The remaining increase was due to continued growth at existing operations, principally in environmental remediation, consulting and engineering services. Although gross profit remained constant at 18% a significant event in 1995 had a negative impact on operations. One of the Company's larger entities lost a key distributorship of fuel dispensing equipment which, over time, resulted in a complete reorganization of its sales and service department related to this product offering. As a result inventory had to be written down to NRV and the mix of business changed from primarily distribution to more of a construction/installation orientation. The Company has filed a lawsuit against this manufacturer (See Legal Proceedings). The legal expenses incurred in 1995 associated with this lawsuit approximate $500,000 and are classified as SG&A.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $16,618,000 primarily due to (i) the inclusion of acquired entities since their acquisition dates of approximately $14,704,000, (ii) expansion of environmental remediation, consulting and engineering services, (iii) increases in national account marketing and sales expenses, and (iv) increases in general and administrative expenses associated with Omega's expansion. In fiscal years 1995 and 1994 Omega incurred significant expenses associated with identifying, investigating, and negotiating with acquisition candidates and integrating them into the Company's operations subsequent to acquisition.

     Goodwill amortization increased $918,000 due to acquisitions in 1995 which created additional goodwill of $12,490,000 and inclusion of goodwill amortization from entities acquired in 1994 for a full year in 1995. Future amortization of goodwill associated with completed and future acquisitions will have a material adverse effect on future results of operations. The current rate of goodwill amortization is approximately $1,870,000 a year utilizing the straight line method of amortization over 20 years.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased in fiscal 1995 due to reduced research and development for the Company's Leak Prevention Technology and related items.

CLASS ACTION LAWSUIT SETTLEMENT

     In January 1995 the Company entered into an agreement in principle to settle the May 17, 1994 lawsuits. On December 5, 1995, the United States District Court in Seattle, Washington, approved the class action settlement. Pursuant to such agreement, the settlement consisted of (i) $250,000 in cash,
(ii) $125,000 in cash or common stock, and (iii) 550,000 shares of the Company's common stock. The Company guaranteed that the common stock to be issued in settlement as of February 1, 1996 (the "guarantee date") would have a minimum value of $9.50 per share. The stock value based upon the 20 trading-day average of the closing market prices of the Company's common stock (as reported in the Wall Street Journal the following day) through February 1, 1996 was $3.00795. Since the average was less than $9.50 per share, the Company was required to issue 1,187,063 additional shares of common stock. In April 1996, the Company issued 1,737,063 shares as final settlement. Total expense to the Company in 1995, including legal and related expenses, was $6,764,000.

OTHER INCOME (EXPENSE)

     Interest income decreased $105,000 due to use of cash in operations. Interest expense increased $727,000 primarily due to borrowings at entities acquired in 1995. Other net expenses consist primarily of $400,000 of employee severance expenses.

SEASONALITY

     With regard to construction and other outdoor activities such as UST installation and removal and soil remediation, it can be expected that sales will experience some seasonality due to the effects of weather conditions, such as the severe weather during the winter of fiscal years 1996 and 1994, and that these effects will vary depending on the particular geographic area. Future prolonged severe weather conditions may adversely affect results of operations.

ADOPTION OF NEW ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. This statement established financial accounting and reporting standards for stock-based employee compensation plans. It allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, or the fair value based method of accounting defined under this new standard. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method had been applied. The Company must adopt this new standard for the fiscal year ending March 31, 1997. The Company will continue to account for stock-based employee compensation plans using the intrinsic value based method of accounting and, therefore, believes adoption of Statement No. 123 will not impact the Company's financial position and results of operations.

     In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company must adopt the provisions of this standard for the fiscal year ending March 31, 1997. The Company believes adoption of Statement No. 121 will not impact the Company's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

                                                             (IN THOUSANDS)
Year Ended March 31,                                        1996         1995
                                                         ----------------------
Net cash used in operations                              $ (10,589)     (20,609)
Net cash provided by investing activities                      710       20,771
Net cash provided by (used in) financing activities          9,046          (76)


                                                                March 31,
                                                         ----------------------
                                                            1996         1995
                                                         ----------------------
Working Capital                                          $  22,934       22,139
Long-term obligations, excluding current installments
and class action lawsuit settlement obligation              (6,554)      (2,345)


     The Company has incurred significant losses since inception and operations have not generated cash. In 1996 the use of cash in operations of $10,589,000 was caused primarily by losses. To meet cash needs caused by losses, the Company sold preferred and common stock for net proceeds of $9,445,000. Net cash provided by investing activities resulted primarily from collection of related party loans of

$2,921,000 offset by payments to sellers of previously acquired entities for guarantees related to the market value of the Company's common stock given as consideration at closing totaling $1,431,000.

     In 1995 the use of cash in operations of $20,609,000 was caused by losses and cash needed to fund growth in certain current assets, net of current liabilities, principally related to the Company's environmental services in Florida and other states and operations in Mexico. Also in 1995, the Company used cash to acquire new business entities, including loans made to related parties in connection with the acquisitions, totaling $6,978,000. To meet cash needs for operations and acquisitions in 1995, the Company used $29,925,000 of cash held in short-term investments at March 31, 1994.

     Working capital increased $795,000 at March 31, 1996 due to proceeds from the sale of preferred and common stock and replacement of a portion of debt previously included as current liabilities with long-term obligations, offset by cash used in operations. Long-term obligations, excluding current installments and class action lawsuit settlement obligation, increased $4,209,000 due to borrowings under the term loan. In June 1996, certain unit options and underlying warrants were exercised by the underwriters for net proceeds to the Company of approximately $2,019,000. The proceeds were used to reduce the term loan.

     At March 31, 1996, the Company had receivables and costs and estimated earnings in excess of billings on uncompleted contracts relating to a Florida State Reimbursement Program of approximately $14,576,000. Subsequent to March 31, 1996, the Company has obtained commitments to fund up to $9 million of these receivables and costs and estimated earnings in excess of billings on uncompleted contracts and is pursuing additional funding. Management believes, based upon changes in laws governing the Florida State Reimbursement Program, that the majority of these receivables and costs and estimated earnings in excess of billings on uncompleted contracts will be collected from Funders by December 31, 1996. Management expects to continue to provide services in Florida under the government assigned priority ranking system requiring pre-approval and payment within 45 days of invoicing of completed tasks.

     Additionally, the Company is responsible for any shortfalls related to approximately $10,626,000 of billings to the Florida State Reimbursement Program for services performed by the Company and paid to the Company by the Funders.
In accordance with certain Funder agreements, the Company has placed $1,012,000 in escrow to reimburse Funders for any shortfalls. Management believes the Company has reserved adequate amounts to cover anticipated shortfalls.

     On September 15, 1995, the Company entered into a $30,000,000 Revolving and Term Loan Agreement ("Loan Agreement") with BNY Financial Corporation ("BNYFC"). The three year Loan Agreement provides for a $10,000,000 term loan and $20,000,000 revolving loan and is secured by the Company's assets. Direct costs to obtain financing from BNYFC totaling approximately $1.5 million, have been deferred and are being amortized over the Loan Agreement term and are classified as long-term. This financing agreement contains covenants which, among other provisions, require the Company to maintain a minimum tangible net worth, minimum working capital, minimum net income, and other financial ratios, and places restrictions on acquisitions, capital expenditures, additional indebtedness or liens, payment of dividends, and other restrictions. Some of the covenants have been modified by BNYFC to accommodate changes in the Company's operations. As partial consideration for these changes, the Company agreed to an increase in the borrowing rate of 100 basis points.

     At March 31, 1996, the Company was not in compliance with the minimum tangible net worth, minimum net income and leverage ratio financial covenants. BNYFC has waived these events of default for March 31, 1996 and agreed to modify certain financial and other covenants consistent with management's forecast. As partial consideration for these actions, the Company agreed to certain additional fees. Further, until the final documentation of the covenant modification is complete, the Company's interest rates have been increased 200 basis points.

     The term loan is due in monthly principal payments of $139,000 through September 1, 1998, with a final principal payment of $5,000,000 due on September 15, 1998. Interest accrues at the Eurodollar rate plus 3.75% or at the Alternative Base rate (as defined in the Loan Agreement) plus 2%, at the Company's option, and is payable monthly. As of March 31, 1996, the term loan balance was $9,167,000.

     Borrowing capacity under the revolving loan is based on certain asset levels, principally receivables and inventories. Interest accrues at the Eurodollar rate plus 3.25% or at Alternative Base rate (as defined in the Loan Agreement) plus 2%, at the Company's option, and is payable monthly. At March 31, 1996, the Company had borrowing capacity under the revolving loan of approximately $13,000,000, of which the Company had borrowed $8,895,000.

     As part of its organizational consolidation, management is continuing to take steps to significantly reduce overhead and is evaluating further cost reduction and margin improvement programs. There can be no assurance that the Company will be able to generate cash from operations, borrowings or the sale of additional Company equity securities. Additionally, there can be no assurance that the Company will be in compliance with the Loan Agreement covenants or that eligible assets will be adequate to support borrowing levels under the Loan Agreement.

     In addition to normal operating cash commitments, the Company has the following existing and planned cash commitments and contingencies:

- -    In accordance with the STC acquisition agreement, additional cash of up to
     $875,000 will be paid if certain income levels, as defined in the acquisition agreement, are achieved for each six month period between September 1994 and September 1997. As of March 31, 1996, these income levels have not been achieved.

- -    Omega Financial Services was established in April 1994 to facilitate third party financing primarily for customers of the Company's operating entities. In addition to serving as an intermediary between customers and funding sources, Omega Financial Services has been authorized by the Company's Board of Directors to provide up to $2 million of limited recourse assurance and guarantees to participating financial institutions. As of March 31, 1996 the Company has guaranteed repayments totaling $1,394,000.

FORWARD LOOKING STATEMENTS

     Matters discussed herein contain forward looking statements that involve risk and uncertainties. The Company's results may differ significantly from results indicated by forward looking statements. Factors that might cause some differences, including but not limited to:

- -    Changes in general economic conditions, including but not limited to increases in interest rates and supply and prices of petroleum products, affecting customers or the Company;

- -    Changes in government regulations effecting customers or the Company or additional changes in governmental reimbursement programs particularly in Florida;

- -    Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or labor;

- -    Competition;

- -    Foreign operations in Mexico, which could be subject to an additional devaluation of the peso and foreign currency and import restrictions;

- -    The ability to successfully reorganize the Company into functional lines and obtain quantity discounts from vendors and to continue relationships with vendors;

- -    The ability to generate cash from operations, borrowing, including funding of receivables under the Florida State Reimbursement Program, or the sale of additional equity securities;

- -    The ability to maintain compliance with the covenants and conditions of the
     Company's loan agreement or that eligible assets will be adequate to support borrowing levels under the loan agreement;

- -    Recoverability of goodwill and its dependency on certain entities achieving future profitable operations;

- -    The occurrences of incidents which could subject the Company to liability or fines under any environmental laws or the adequacy of insurances; and

- -    The timing and nature of any future acquisitions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)

- --------------------------------------------------------------------------------
               ASSETS                                1996                1995
- --------------------------------------------------------------------------------
Current assets:
   Cash                                         $     1,276               2,156
   Receivables, net of allowance for
     doubtful accounts of $2,518 in 1996
     and $1,372 in 1995                              29,758              26,134
   Receivables from related parties                     883               3,427
   Inventories                                       10,512              11,279
   Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                                       18,757              17,317
   Prepaid expenses and other assets                  1,956               1,247
                                                -------------------------------
   Total current assets                              63,142              61,560

Property and equipment, at cost, net of
   accumulated depreciation
   and amortization                                   9,752              11,442

Goodwill, net of accumulated amortization
   of $3,820 in 1996 and $1,901 in 1995              28,554              35,504
Notes receivable from related parties                     -                 920
Other assets                                            565                 871
- --------------------------------------------------------------------------------
                                                $   102,013             110,297
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
          LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------
Current liabilities:
   Lines of credit                              $         -              11,077
   Revolving credit loan                              8,895                   -
   Current installments of long-term
     obligations                                      2,025               3,732
   Payables to related parties                            -                 319
   Accounts payable                                  17,495              14,921
   Accrued expenses                                   9,441               7,783
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                                        2,352               1,589
                                                -------------------------------
   Total current liabilities                         40,208              39,421

Long-term obligations, excluding
   current installments                               6,554               2,324
Class action lawsuit settlement
   obligation                                         5,225               5,225
Other liabilities                                         -                  21
                                                -------------------------------
   Total liabilities                                 51,987              46,991
                                                -------------------------------
Shareholders' equity:
   Preferred stock, $.0025 par value.
   Authorized 5,000,000 shares;
     500 shares of Series A Convertible
     Redeemable Preferred Stock issued
     and 210 outstanding in 1996                                             -
   Common stock, $.0025 par value.
     Authorized 60,000,000 shares;
     issued and outstanding 38,662,637
     shares in 1996 and 33,875,570
     shares in 1995                                      97                  85
   Additional paid in capital                       111,636             103,246
   Treasury stock, 100,000 shares in
     1996 and 1995, at cost                            (563)               (563)
   Foreign currency translation
     adjustment                                        (972)               (732)
   Accumulated deficit                              (60,172)            (38,730)
                                                -------------------------------
             Total shareholders' equity              50,026              63,306
Commitments and contingencies
- --------------------------------------------------------------------------------
                                                $   102,013             110,297
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

- -------------------------------------------------------------------------------------
                                                 1996            1995           1994
- -------------------------------------------------------------------------------------
Sales                                        $  151,718        137,044         46,640
Cost of sales                                   127,540        112,382         38,458
                                             ----------------------------------------
  Gross profit                                   24,178         24,662          8,182
                                             ----------------------------------------
Operating expenses:
  Selling, general and administrative            35,338         32,524         15,906
  Goodwill write-down                             5,699              -              -
  Amortization of goodwill                        1,954          1,417            499
  Research and development                            -            278          1,226
                                             ----------------------------------------
          Total operating expenses               42,991         34,219         17,631
                                             ----------------------------------------
          Operating loss                        (18,813)        (9,557)        (9,449)
                                             ----------------------------------------

Other income (expense):
  Interest income                                   403            818            923
  Interest expense                               (2,178)        (1,149)          (422)
  Class action lawsuit settlement
    and related expenses                              -         (6,764)             -
  Other, net                                       (854)          (522)            38
                                             ----------------------------------------
          Total other income (expense)           (2,629)        (7,617)           539
                                             ----------------------------------------
          Net loss                           $  (21,442)       (17,174)        (8,910)
                                             ----------------------------------------
                                             ----------------------------------------

Net loss per common share                    $    (0.61)         (0.55)         (0.35)
                                             ----------------------------------------
                                             ----------------------------------------

Weighted average number of
  common shares outstanding                      34,910         31,320         25,486
- -------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                        Additional                Foreign    Accumu-      Total
                                      Common      Common     Preferred    paid-in     Treasury   currency     lated    shareholders'
                                      shares       stock       stock      capital      Shares   translation  deficit      equity
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1993             18,647    $     46           -      27,821           -           -     (12,646)     15,221
Sale of common stock for
  cash, net of issuance costs           2,675           7           -      24,300           -           -           -      24,307
Issuance of common stock
  for acquisitions                      1,161           3           -       9,542           -           -           -       9,545
Issuance of common stock in
  exchange for payment of
  consulting services and
  liabilities                              85           -           -         342           -           -           -         342
Issuance of common stock
  pursuant to exercise of
  stock options, unit purchase
  options and employee
  stock purchase plan                   1,007           3           -         834           -           -           -         837
Issuance of common stock for
  cash upon exercise of warrants,
  net of issuance costs                 7,190          18           -      22,683           -           -           -      22,701
Adjustment resulting from
  translation of financial
  statements into US dollars                -           -           -           -           -         (30)          -         (30)
Net loss for the year ended
  March 31, 1994                            -           -           -           -           -           -      (8,910)     (8,910)
                                     --------------------------------------------------------------------------------------------
Balances at March 31, 1994             30,765          77           -      85,522           -         (30)    (21,556)     64,013
Issuance of common stock
  for acquisitions                      2,553           6           -      16,622           -           -           -      16,628
Issuance of common stock
  pursuant to exercise of
  stock options and employee
  stock purchase plan                     386           1           -         555           -           -           -         556
Issuance of common stock
  in exchange for consulting
  services and liabilities                261           1           -       1,621           -           -           -       1,622
Purchase of treasury shares                 -           -           -           -      (1,502)          -           -      (1,502)
Cancellation of treasury shares           (89)          -           -        (939)        939           -           -           -
Costs associated with
  registration of common stock              -           -           -        (135)          -           -           -        (135)
Adjustment resulting from
  translation of financial
  statements into US dollars                -           -           -           -           -        (702)           -        (702)
Net loss for the year ended
  March 31, 1995                            -           -           -           -           -           -     (17,174)    (17,174)
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1995             33,876    $     85           -     103,246        (563)       (732)     (38,730)     63,306



See accompanying notes to consolidated financial statements.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                        Additional                Foreign    Accumu-      Total
                                      Common      Common     Preferred    paid-in     Treasury   currency     lated    shareholders'
                                      shares       stock       stock      capital      Shares   translation  deficit      equity
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1995             33,876    $     85           -     103,246        (563)       (732)    (38,730)     63,306
Sale of 500 shares of Series A
  preferred stock for cash, net
  of issuance costs                         -           -                   4,635           -           -           -       4,635
Conversion of 290 shares of
  Series A preferred stock to
  common stock                          1,583           4                      (4)          -           -           -           -
Issuance of common stock and
  payment of cash related
  to acquisitions                       1,352           3           -      (1,434)          -           -           -      (1,431)
Sale of common stock for cash,
  net of issuance costs                 1,675           4           -       4,806           -           -           -       4,810
Issuance of common stock
  pursuant to exercise of
  stock options and employee
  stock purchase plan                      99           1           -         234           -           -           -         235
Issuance of common stock for
  cash upon exercise of warrants,
  net of issuance costs                    78           -           -         153           -           -           -         153
Adjustment resulting from
  translation of financial
  statements into US dollars                -           -           -           -           -        (240)          -        (240)
Net loss for the year ended
  March 31, 1996                            -           -           -           -           -           -     (21,442)    (21,442)
- -----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1996             38,663    $     97           -     111,636        (563)       (972)    (60,172)     50,026
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

- -----------------------------------------------------------------------------------------------------------------------------
                                                                                          1996           1995            1994
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                             $(21,442)       (17,174)        (8,910)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         4,837          3,851          1,799
    Goodwill write-down                                                                   5,699              -              -
    Class action lawsuit settlement expense to be paid in stock                               -          5,225              -
    Expenses paid by issuance of common stock                                                 -             31             32
    Loss (gain) on sale of equipment                                                         63            107            (33)
    Change in certain assets and liabilities, net of effect of acquisitions:
      Increase in receivables                                                            (3,258)        (7,667)        (2,399)
      Decrease (increase) in inventories                                                    672         (2,003)          (897)
      Increase in costs and estimated earnings in excess of billings on
        uncompleted contracts                                                            (1,451)        (6,585)        (2,851)
      (Increase) decrease in prepaids and other assets                                     (715)          (510)           187
      Increase in accounts payable and accrued expenses                                   4,339          3,727            970
      Increase in billings in excess of cost and estimated
        earnings on uncompleted contracts                                                   771            376            227
      Change in other assets and liabilities, net                                          (104)            13           (102)
                                                                                       --------------------------------------
              Net cash used in operations                                               (10,589)       (20,609)       (11,977)
                                                                                       --------------------------------------
Cash flows from investing activities:
  Decrease (increase) in short-term investments, net                                          -         29,925        (20,708)
  Payments for acquisitions, net of cash acquired                                        (1,431)        (3,866)       (10,554)
  Loans to related parties                                                                    -         (3,982)        (1,258)
  Collection of loans to related parties                                                  2,921            551              -
  Proceeds from sale of equipment                                                           788            121            128
  Additions to property and equipment                                                    (1,568)        (1,978)        (1,892)
                                                                                       --------------------------------------
              Net cash provided by (used in) investing activities                           710         20,771        (34,284)
                                                                                       --------------------------------------

Cash flows from financing activities:
  Proceeds from lines of credit                                                          29,625         38,815         11,058
  Repayments of lines of credit                                                         (40,702)       (34,854)       (11,812)
  Net proceeds from borrowings under revolving credit loan                                8,895              -              -
  Proceeds from long-term obligations                                                    11,913            970          1,736
  Repayments of long-term obligations                                                    (9,033)        (3,926)        (2,668)
  Debt issuance costs                                                                    (1,485)             -              -
  Proceeds from exercise of stock options, unit purchase options and
    employee stock purchase plan                                                            235            556            837
  Proceeds from exercise of warrants                                                        153              -         23,356
  Costs associated with exercise of warrants                                                  -              -           (875)
  Proceeds from sale of common and preferred stock                                        9,831              -         25,011
  Costs associated with sale and registration of common and
    preferred stock                                                                        (386)          (135)          (704)
  Purchase of treasury shares                                                                 -         (1,502)             -
                                                                                       --------------------------------------
              Net cash provided by (used in) financing activities                         9,046            (76)        45,939
                                                                                       --------------------------------------
  Effect of exchange rate changes on cash                                                   (47)         1,265              -
                                                                                       --------------------------------------
              Net increase (decrease) in cash                                              (880)         1,351           (322)

Cash at beginning of year                                                                 2,156            805          1,127
                                                                                       --------------------------------------
Cash at end of year                                                                    $  1,276          2,156            805
                                                                                       --------------------------------------
                                                                                       --------------------------------------
Supplemental disclosure of cash flow information:
  Equipment acquired in exchange for long-term obligations                             $    489          1,891              -
  Cash paid for interest                                                               $  1,926          1,032            404
- -----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

(1)  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  NATURE OF OPERATIONS

     Omega Environmental, Inc. (the "Company") provides products and services to operators and owners of fueling facilities. The Company's products and services include underground storage tank installations and removal, distribution of parts and equipment for fuel storage and delivery, construction of convenience store/service station facilities, maintenance of such equipment and facilities, environmental consulting and engineering and soil and groundwater remediation. The principal market for these products and services is the retail and commercial petroleum industry in the United States and Mexico.

     (b)  CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Included in the Company's consolidated balance sheet at March 31, 1996, are the net assets of the Company's operations in Mexico, which total approximately $2.5 million.

     (c)  REVENUE RECOGNITION

     Revenue is recorded when products are shipped or services are rendered. Contract revenue is recognized using the percentage-of-completion method of contract accounting measured by the percentage of contract costs incurred to date to total estimated contract costs.

     Contract costs include all direct materials, subcontractor and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that costs to complete contracts will be further revised in the near term.

     The Company has time and material contracts, most of which involve site assessment and remediation, in which state government reimbursement programs will pay for the reasonable cost of such activities. Under the government reimbursement programs, the Company performs environmental services for a client with the understanding that the government reimbursement program will pay for the clean-up costs to the extent permitted by the programs and not the client. Revenue is recognized as services are performed for tasks that are eligible for reimbursement under the programs using rates that management believes, based on historical reimbursed rates, are reasonable and eligible for reimbursement. Due to uncertainties inherent in the process under state government reimbursement programs, it is at least reasonably possible that estimated earnings will be further revised in the near term.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

     (d)  SHORT-TERM INVESTMENTS

     The Company accounts for short-term investments under Statement of Financial Accounting Standards No. 115, which classifies marketable debt and equity securities as those investments held-to-maturity, trading securities and securities available-for-sale. Proceeds from sales of available-for-sale securities totaled $34,305,000 during the year ended March 31, 1995. Realized gains and losses on sales of short-term investment securities are determined on the specific identification method. No material realized gains or losses were recognized in 1995 and 1994.

     (e)  USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (f)  CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of receivables and costs and estimated earnings in excess of billings on uncompleted contracts resulting from sales to the retail petroleum industry. Other than amounts related to the Florida State Reimbursement Program, concentrations of credit risk are limited due to the Company's large number of customers and their geographic dispersion. At March 31, 1996, the Company had receivables and costs and estimated earnings in excess of billings on uncompleted contracts relating to a Florida State Reimbursement Program of approximately $14,576,000.

     (g)  INVENTORIES

     Inventories, which consist primarily of component parts used in the retail petroleum industry and construction and maintenance materials, are stated at the lower of cost or market (net realizable value). Cost is determined using the average cost method.

     As part of the Company's organizational consolidation, distribution inventories will be controlled under one inventory system and excess inventories will be disposed. Management estimates that the loss on disposition will be approximately $1,800,000, and an allowance for excess inventories has been recorded for that amount at March 31, 1996. The amount the

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     Company will ultimately realize could differ in the near term from amounts used to estimate the loss.

     (h)  GOODWILL

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 20 years, the expected period to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future operating results. The amount of goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

     The Company has assessed the recoverability of goodwill, and it is dependent upon certain entities achieving future profitable operations. Management's assessment determined that goodwill was impaired and a write-down of $5,699,000 was recorded at March 31, 1996. In the opinion of management, based upon current information and projections, the remaining goodwill balance at March 31, 1996 will be recovered over the expected period of benefit. However, if future profitable operations are not achieved at these entities, goodwill will be impaired.

     (i)  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of 3 to 10 years for vehicles, field and shop equipment, and 3 to 7 years for furniture, fixtures and office equipment. Leasehold improvements are amortized over the shorter of the term of the respective lease or estimated useful life.

     (j)  INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

     (k)  FOREIGN CURRENCY TRANSLATION

     The consolidated financial statements include foreign currency amounts attributable to operations in Mexico. These amounts have been translated into U.S. dollars using year-end exchange rates for assets and liabilities and average annual rates for revenue, expenses and cash flows. The net exchange adjustment resulting from these transactions is included as a separate component of shareholders' equity.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------


     (l)  NET LOSS PER COMMON SHARE

     Net loss per common share is computed using the weighted average number of common shares actually outstanding. Convertible preferred stock, outstanding warrants, options, contingent shares and shares placed in escrow to satisfy claims are not included in the calculation of net loss per common share since their impact is antidilutive. The shares held in escrow to satisfy claims are included in the weighted average computation when released from escrow.

     (m)  RECLASSIFICATIONS

     Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

     (n)  NEW ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. This statement established financial accounting and reporting standards for stock-based employee compensation plans. It allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, or the fair value based method of accounting defined under this new standard. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method had been applied. The Company must adopt this new standard for the fiscal year ending March 31, 1997. The Company will continue to account for stock-based employee compensation plans using the intrinsic value based method of accounting and, therefore, believes adoption of Statement No. 123 will not impact the Company's financial position and results of operations.


     In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company must adopt the provisions of this standard for the fiscal year ending March 31, 1997. The Company believes adoption of Statement No. 121 will not impact the Company's financial position and results of operations.

(2)  LIQUIDITY

     The Company has incurred significant losses since inception and operations have not generated cash. To meet cash needs in 1996, the Company sold 500 shares of Series A Convertible Redeemable Preferred Stock for net proceeds of $4,635,000 and sold 1,675,000 shares of common stock for net proceeds of $4,810,000.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     In 1996, the Company entered into a loan agreement with BNY Financial Corporation ("BNYFC"), which replaced substantially all previous lines of credit and long-term obligations and increased the Company's borrowing capacity. Borrowing capacity under this agreement is limited to a percent of eligible assets, primarily receivables, inventories and property and equipment. At March 31, 1996, the Company had borrowing capacity under the revolving loan of approximately $13,000,000, of which the Company had borrowed $8,895,000.

     Subsequent to March 31, 1996, the Company has obtained commitments to fund up to $9 million of receivables under the Florida State Reimbursement Program. Also, certain unit options and underlying warrants were exercised by the underwriters for net proceeds to the Company of approximately $2,019,000.

     As part of its organizational consolidation, management has continued to take steps to significantly reduce overhead and is evaluating further cost reduction and margin improvement programs. There can be no assurance that the Company will be able to generate cash from operations, borrowings or the sale of additional Company equity securities. Additionally, there can be no assurance that the Company will be in compliance with the loan agreement covenants or that eligible assets will be adequate to support borrowing under the loan agreement. The accompanying consolidated financial information has been prepared on the basis that the Company will be able to meet its cash needs and continue as a going concern.


(3)  ACQUISITIONS

     The consolidated financial statements include the accounts of the acquired companies below since their acquisition date. The acquisitions were accounted for using the purchase method of accounting, wherein the purchase prices were allocated to the assets acquired and liabilities assumed based upon their relative fair values. The excess of the cost over the fair value of net assets acquired was accounted for as goodwill and is being amortized consistent with Company policy.

     The acquired entities listed below provide one or more of the products and/or services described in Note 1.

          Acquired Entities                                 Acquisition Date
          -----------------                                 ----------------
     Watkins Service Company                                June 1, 1993
     Kelley Equipment Sales & Services, Inc.                June 1, 1993
     Environmental Solutions & Services, Inc.               September 29, 1993
     W.B. Goode Company, Incorporated                       September 30, 1993
     Petroleum Equipment Sales, Inc.                        October 5, 1993
     Tecniflo, Inc.                                         December 17, 1993
     Applied Technical Services, Inc. ("ATS") and
        ATS de Mexico S.A. de C.V.                          March 31, 1994
     Fedco Tank and Equipment, Inc. and affiliates          May 24, 1994

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     Silicate Technology Corporation ("STC")                September 22, 1994
     Gurr & Associates, Inc. ("Gurr")                       November 18, 1994
     Braswell Equipment Company and Arnold Equipment
        Company                                             November 21, 1994
     Service Station Construction & Installation, Inc.
        ("SSC")                                             November 30, 1994
     Service Station Testing, Inc. ("SST")                  November 30, 1994

     The purchase prices related to the acquisitions made in 1995 and 1994 were allocated as follows:

                                                          1995           1994
                                                       ------------------------
                                                            (in thousands)

          Fair value of assets acquired                $  20,317         20,264
          Goodwill                                        12,490         15,356
                                                       ------------------------
                                                       $  32,807         35,620
                                                       ------------------------
                                                       ------------------------
          Fair value of liabilities assumed            $  13,577         14,937
          Fair value of common stock issued and cash      19,230         20,683
                                                       ------------------------
                                                       $  32,807         35,620
                                                       ------------------------
                                                       ------------------------


     The unaudited combined pro forma information which follows assumes the acquisitions had been combined on April 1, 1993 and carried forward through March 31, 1995. The calculations include adjustments for depreciation expense and amortization of goodwill. The unaudited combined pro forma information which follows may not be indicative of the results that would have occurred if the acquisitions had been consummated as of that date or of the results that may be obtained in the future.


                                                       Unaudited       Unaudited
                                                         1995             1994
                                                       ------------------------
                                                            (in thousands,
                                                       except per share amounts)

          Sales                                        $ 161,851        151,110
          Net loss                                     $ (16,009)        (5,453)
          Net loss per common share                    $    (.49)          (.20)
                                                       ------------------------
                                                       ------------------------

     Pursuant to the indemnifications included in the acquisition agreements, certain portions of the purchase price were placed in escrow to satisfy claims which may be made by the Company against the sellers. At March 31, 1996, the Company has 599,052 shares of the Company's common stock and $310,000 held in escrow for any such claims, which are scheduled for release during 1997 and 1998.

     In accordance with the Gurr acquisition agreement, the Company issued 1,273,750 additional shares of the Company's common stock because the aggregate market value of the

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     Company's stock given as consideration at closing did not exceed $10,000,000 for at least 30 consecutive trading days prior to November 18, 1995.

     In accordance with the SSC acquisition agreement, the Company paid approximately $1,004,000 in cash to the sellers because the aggregate average market value of the Company's common stock given as consideration at closing was less than $3,000,000 on November 30, 1995.

     In accordance with the SST acquisition agreement, the Company paid approximately $112,000 in cash and issued 28,356 additional shares in common stock to the seller because the aggregate market value of Company's common stock given as consideration at closing was less than $700,000 on November 30, 1995.

     In accordance with the STC acquisition agreement, additional consideration of up to $1,750,000 will be paid if certain income levels, as defined in the acquisition agreement, are achieved for each six month period between September 30, 1994 and September 30, 1997. This consideration will be paid in equal amounts of cash and the Company's common stock valued at the average market price as of the last trading day of each six month period. The Company will record the value of the cash and additional shares paid as additional purchase price if the earnings target is met, and will include the contingent shares in primary earnings per share if the earnings target is being attained currently. At March 31, 1996, no additional consideration has been earned under this agreement.


(4)  GOODWILL WRITE-DOWN

     In March 1996, the Company recognized a goodwill write-down of $5,699,000 related to the acquisition of ATS in March 1994. ATS incurred significant losses in 1996 and 1995 and has not been able to recover from the cancellation of a distributorship agreement with a manufacturer of fuel dispensing equipment. In March 1996, management made a strategic decision to significantly downsize ATS's operations and eliminate non-core businesses. Reduced future operating levels, past losses and debt incurred to finance these losses have impaired ATS's ability to recover goodwill over the expected period of benefit.

     The methodology that management used to assess the recoverability of goodwill was to project results of operations forward 18 years, which represents the remaining expected period of benefit of ATS' goodwill at March 31, 1996. Projections were based on the past two years of core business operations and management's changes to downsize the operations. The forecast through the year 2014 is management's best estimate of future results and includes a 3% annual increase in sales and slightly increasing margins. Projected future results were discounted at 10%, the Company's estimated cost of funds. The evaluation resulted in a $5,699,000 write-down of ATS goodwill to $1,340,000. The remaining balance will be amortized over 18 years, the expected period of benefit.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

(5)  SHAREHOLDERS' EQUITY

     (a)  PREFERRED STOCK

     On December 26, 1995, the Board of Directors designated 500 shares of the preferred stock to be Series A Convertible Redeemable Preferred Stock ("Preferred Stock"). On December 28, 1995, the Company sold 500 shares of Preferred Stock for net proceeds of $4,635,000.

     The holders of Preferred Stock have the right to vote, together with the holders of all the outstanding shares of Common Stock, on all matters on which holders of Common Stock have the right to vote. The holders of shares of Preferred Stock shall have the right to cast one vote for each share of Common Stock into which each share of Preferred Stock held by them is convertible. The holder of Preferred Stock shall not receive any liquidation preference.

     Each share of Preferred Stock is convertible into shares of Common Stock, through December 28, 1996. The number of shares of Common Stock to be issued upon conversion is determined by dividing $10,000 by the lower of
     (i) $3.3625 or (ii) 85% of the average closing bid price of the Company's Common Stock over the five trading-day period immediately preceding each written notice by a holder of the Preferred Stock of such conversion.

     The Company has the right to redeem any conversion of Preferred Stock for $11,765 per share of Preferred Stock. The Company also has the right to redeem all of the outstanding Preferred Stock for $12,195 per share of Preferred Stock. Unless redeemed or converted, the Preferred Stock will automatically convert to Common Stock on December 28, 1996.

     As of March 31, 1996, 290 shares of Preferred Stock had been converted into 1,582,794 shares of common stock. On April 3, 1996, 190 shares of Preferred Stock were converted into 859,421 shares of common stock.

     (b)  COMMON STOCK

     In 1996, the Company sold 1,675,000 shares of common stock for net proceeds of $4,810,000.

     In 1994, the Company completed a secondary public offering and issued 2,675,000 shares of common stock. Net proceeds received from the offering were $24,307,000.

     (c)  WARRANTS

     The Company has issued redeemable Class A and B common stock purchase warrants and Class C common stock purchase warrants. Each Class A warrant entitles the holder to purchase one share of common stock and one Class B warrant at a price of $2.50, subject to adjustment in certain circumstances, at any time through 1996. Each Class B and C warrant entitles the holder to purchase one share of common stock at a price of $4.00 and $2.25, respectively, subject to adjustment in certain circumstances, at any time through July 1996.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     As a result of the 1992 private placement, the exercise prices of Class A, B and C warrants were adjusted to $2.167, $3.467 and $1.95, respectively.

     In 1994, the Company completed the call of its Class A and B warrants. Net proceeds from the exercise of Class A and B warrants were $22,257,000.

     In 1994, 120,000 Class C warrants were exercised with net proceeds of $225,000 to the Company. In 1996, 76,800 Class C warrants were exercised with net proceeds of $153,000 to the Company. In April 1996, 140,400 warrants were exercised for net proceeds of $274,000. All remaining Class C warrants have expired.

     In 1994, 400,000 warrants were exercised by a former officer. Each warrant entitled the officer to purchase one share of common stock at a price of $.55.

     In 1996, the Company issued a three-year warrant in connection with an agreement for the holder to provide financial advisory services. The warrant is for 150,000 shares and is exercisable at $3.25 a share, at any time, in whole or in part, through February 1999.

     (d)  UNIT OPTIONS

     In connection with its initial public offering of common stock, the Company granted the underwriter an option to purchase 100,000 IPO units at $7.80 per unit. The number of units which could be purchased and the exercise price were adjusted to 120,931 units and $6.45 per unit, respectively, as a result of the antidilution provisions of the IPO unit purchase agreement, which were triggered by the private placement in April 1992. Each IPO unit consists of three shares of common stock, three Class A common stock purchase warrants and one-quarter of a Class B common stock purchase warrant. This option is exercisable through July 1996 and continues to have antidilution protection.

     During 1994, 6,920 IPO units were exercised, including underlying Class A and B common stock purchase warrants, under this option resulting in 64,008 shares of common stock issued for $168,000 in cash. At March 31, 1996, total common shares underlying the remaining 114,011 IPO units, including common shares related to Class A and B common stock purchase warrants, is 1,055,000.

     In connection with a private placement in April 1992, the Company granted the underwriters an option to purchase 8.94 units, with each unit consisting of 77,670 shares of common stock and 46,602 Class A common stock purchase warrants at $100,000 per unit. At March 31, 1996, total common shares underlying this option is 1,528,000. This option is exercisable through April 1997.

     In June 1996, 65,271 IPO unit options and 4.34375 Private Placement unit options were exercised by the underwriters, including underlying Class A and B common stock purchase warrants. The Company issued 1,346,000 shares of common stock for net proceeds to the Company of $2,019,000.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     (e)  DIRECTORS' STOCK OPTION PLAN

     In July 1993, the Company adopted the Directors' Stock Option Plan (Directors' Plan) under which 100,000 shares of common stock are reserved for issuance upon the exercise of options. The Directors' Plan authorizes the grant of stock options to nonemployee directors of the Company at times in amounts fixed by the Directors' Plan. The exercise price of options granted under the Directors' Plan will be 100% of the fair value of the common stock on the date of grant. Options granted under the Directors' Plan will become exercisable at a rate of 25% annually from the date of grant, provided that the director remains a director on the dates the options become exercisable. Unexercised options will expire ten years after the date of grant. At March 31, 1996, 5,000 options are outstanding under the Directors' Plan at $5.75 per share.

     (f)  STOCK OPTIONS

     The Company has a stock option plan (Plan) which provides for the granting of incentive and non-qualified stock options to certain employees to purchase up to an aggregate of 4,000,000 shares of common stock.
     Generally, options vest 25% each year over a 4-year period and expire in 10 years.

     The Company also grants non-qualified stock options outside the Plan to certain employees. Generally, these options vest in 10 years, but can vest earlier if certain milestones are met.

     Details of stock options, under the Plan and outside the Plan, are as follows:

                                                            Shares under option
                                                 -----------------------------------------
                                                     1996           1995           1994
                                                 -----------------------------------------
     Outstanding at beginning of year              5,213,344      4,384,750      2,512,250
     Options granted                               1,068,000      2,137,606      2,833,750
     Options canceled                               (775,384)      (804,500)       (56,500)
     Options exercised (prices ranging from
        $.55 to $5.0547 per share)                   (70,250)      (504,512)      (904,750)
                                                 -----------------------------------------
     Outstanding at end of year (prices ranging
        from $.55 to $5.0625 per share)            5,435,710      5,213,344      4,384,750
                                                 -----------------------------------------
                                                 -----------------------------------------
     Options exercisable at end of year
        (prices ranging from $.55 to
        $5.0625 per share)                         1,534,817        976,735        478,841
                                                 -----------------------------------------
                                                 -----------------------------------------


     At March 31, 1996, there were 569,000 shares of common stock reserved for future grants under the Plan.

     (g)  EMPLOYEE STOCK PURCHASE PLANS

     The Company adopted three noncompensatory employee stock purchase plans which provide for the purchase of up to 2,050,000 shares of common stock at 85% of market value at specific dates by eligible employees. The maximum number of shares any individual

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     employee can purchase under a plan is 10,000 shares. Shares of common stock issued under the plans were 28,966 in 1996, 24,291 in 1995 and 49,070 in 1994 at prices ranging from $1.59 to $3.80.

     (h)  CONSULTING SERVICES

     The Company received certain consulting services valued at $71,000 in 1995 and $222,000 in 1994 in exchange for 11,347 and 28,349 shares of the Company's common stock, respectively.


(6)  CONTRACT RECEIVABLES

     Contract receivables, which are included in receivables on the balance sheet, consist of the following:

                                                               March 31
                                                       -----------------------
                                                           1996         1995
                                                       -----------------------
                                                            (in thousands)

          Completed contracts                            $ 13,371       10,109
          Contracts in progress                             8,655        7,465
          Retainage due upon completion of contracts          865          362
                                                       -----------------------
                                                         $ 22,891       17,936
                                                       -----------------------
                                                       -----------------------

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

(7)  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Cumulative costs and estimated earnings on uncompleted contracts are as follows:


                                                                                March 31
                                                                        -----------------------
                                                                          1996           1995
                                                                        -----------------------
                                                                             (in thousands)
          Costs incurred on uncompleted contracts                       $ 43,045         35,480
          Estimated earnings                                              13,009         13,006
                                                                        -----------------------
                                                                          56,054         48,486
          Less billings                                                   39,649         32,758
                                                                        -----------------------
                                                                        $ 16,405         15,728
                                                                        -----------------------
                                                                        -----------------------
          Included in the accompanying balance sheet
             under the following captions:
                Costs and estimated earnings in excess
                   of billings on uncompleted contracts                 $ 18,757         17,317
                Billings in excess of costs and estimated
                   earnings on uncompleted contracts                      (2,352)        (1,589)
                                                                        -----------------------
                                                                        $ 16,405         15,728
                                                                        -----------------------
                                                                        -----------------------

(8)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                 March 31
                                                                        -----------------------
                                                                          1996           1995
                                                                        -----------------------
                                                                             (in thousands)
          Field and shop equipment                                      $  7,064          6,737
          Vehicles                                                         4,561          4,524
          Furniture, fixtures and office equipment                         2,859          2,948
          Leasehold improvements                                             865            621
                                                                        -----------------------
                                                                          15,349         14,830
          Less accumulated depreciation and amortization                   5,597          3,388
                                                                        -----------------------
                  Net property and equipment                            $  9,752         11,442
                                                                        -----------------------
                                                                        -----------------------

(9)  RELATED PARTY RECEIVABLES AND PAYABLES

     At March 31, 1996 and 1995, receivables from related parties of $883,000 and $4,347,000, respectively, are from certain current and former employees and are due on demand or in 1997. Receivables accrue interest at 4.5% to 9.0% and certain notes are secured by common stock owned by the individuals.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     As of March 31, 1995, current payables to related parties of $319,000 are to employees, accrue interest at 12%, and were paid in 1996.


(10) REVOLVING CREDIT LOAN AND LINES OF CREDIT

     On September 15, 1995, the Company entered into a $30,000,000 Revolving and Term Loan Agreement ("Loan Agreement") with BNY Financial Corporation ("BNYFC"). The three year Loan Agreement provides for a $10,000,000 term loan and $20,000,000 revolving loan and is secured by the Company's assets. Borrowing capacity under the Loan Agreement is limited to a percent of eligible assets (as defined in the Loan Agreement), primarily receivables, inventories and property and equipment. Direct costs to obtain financing from BNYFC totaling approximately $1.5 million, have been deferred and are being amortized over the Loan Agreement term. Proceeds of approximately $17,000,000 from the loans were used to replace previous lines of credit and pay off the majority of long-term obligations and obligations under capital leases. This financing agreement contains covenants which, among other provisions, require the Company to maintain a minimum tangible net worth, minimum working capital, minimum net income, and other financial ratios, and restrictions on acquisitions, capital expenditures, additional indebtedness or liens, payment of dividends, and other restrictions. Some of the covenants have been modified by BNYFC to accommodate changes in the Company's operations. As partial consideration for these changes, the Company agreed to an increase in the borrowing rate of 100 basis points and incurred a modification fee.

     At March 31, 1996, the Company was not in compliance with the minimum tangible net worth, minimum net income and leverage ratio financial covenants. BNYFC has waived these events of default for March 31, 1996 and agreed to modify certain financial and other covenants consistent with management's forecast. As partial consideration for these actions, the Company agreed to certain additional fees. Further, until the final documentation of the covenant modifications is complete, the Company's interest rates, as shown below, will be increased 200 basis points.

     Borrowing capacity under the revolving loan is limited to a percentage of certain asset levels, principally receivables and inventories. Interest accrues at the Eurodollar rate plus 3.25% (8.5625% at March 31, 1996) or at the Alternative Base rate (as defined in the Loan Agreement) plus 2% (10.25% at March 31, 1996), at the Company's option, and is payable monthly. As of March 31, 1996, the Company had a borrowing capacity under the revolving loan of approximately $13,000,000, based on certain asset levels, of which the Company had borrowed $8,895,000.

     At March 31, 1996, the Company's borrowing arrangements are concentrated at BNYFC and the aforementioned Loan Agreement. Although it has not expressed any intent to do so, should BNYFC choose not to continue the borrowing arrangement with acceptable terms and conditions, or should interest rates increase, the Company could experience significant adverse impact.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     In 1995, the Company had line of credit arrangements with several banks.
     At March 31, 1995, borrowings were $11,077,000 with interest rates ranging from the prime rate plus 0.25% to prime rate plus 3%. All line of credit arrangements were replaced with the proceeds from the BNYFC Loan Agreement.

(11) LONG-TERM OBLIGATIONS

     Long-term obligations are as follows:

                                                                      March 31
                                                             ------------------------
                                                                 1996          1995
                                                             ------------------------
                                                                  (in thousands)
     Term loan payable to BNYFC, due in monthly
     installments of principal of $139,000 plus
     interest at the Alternative Base rate
     (as defined in the Loan Agreement) plus 2%
     (10.25% at March 31, 1996) and the Eurodollar
     rate plus 3.75% (9.0625% at March 31, 1996),
     with a final principal payment of $5,000,000
     due September 15, 1998, secured by substantially
     all assets, less net deferred loan costs
     totaling $1,229,000.                                     $  7,938              -

     Notes payable to banks, due in monthly installments
     of principal and interest at 6.5% to 18% and prime
     plus 0.5% to 2%.  Paid in full in September 1995.               -          2,375

     Notes payable to banks and others in monthly
     installments of principal and interest at 5.9%
     to 14.5% and prime plus 1% to 2.75%.  Paid in
     full in September 1995.                                         -          3,239

     Notes payable to employees and others                         641            442
                                                             ------------------------
               Total long-term obligations                       8,579          6,056

     Less current installments                                   2,025          3,732
                                                             ------------------------
               Long-term obligations, excluding
                  current installments                        $  6,554          2,324
                                                             ------------------------
                                                             ------------------------

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------


     Maturities of long-term obligations are as follows:


               Year ending March 31:
                    1997                               $   2,025
                    1998                                   1,845
                    1999                                   5,867
                    2000                                      16
                    2001                                      14
                    Thereafter                                41
                                                       ---------
                                                       $   9,808
                                                       ---------
                                                       ---------
(12) LEASES

     The Company has several noncancelable operating leases, primarily for office, yard, and warehouse space, expiring over the next nine years. Certain facilities are leased from related parties.

     Future minimum lease payments for the next five years under noncancelable operating leases, with initial or remaining lease terms in excess of one year as of March 31, 1996 are as follows:


                                                       Unrelated       Related
                                                        parties        parties
                                                       ------------------------
               Year ending March 31:                          (in thousands)
                    1997                                  $  882            980
                    1998                                     656            961
                    1999                                     362            853
                    2000                                      78            582
                    2001                                       8            337

     Rent expense was $1,559,000 in 1996 and $1,888,000 in 1995, including rent expense of $702,000 and $721,000 to related parties for the years ended March 31, 1996 and 1995, respectively.


(13) INCOME TAXES

     At March 31, 1996, total net deferred tax assets consist primarily of the tax effect of net operating loss carryforwards, which are fully reserved. At March 31, 1996, the Company has Federal net operating loss carryforwards of approximately $40,000,000 that expire from 2006 to 2011. Utilization of the net operating loss carryforwards to offset future taxable income, however, may be limited due to ownership changes under Section 382 of the Internal Revenue Code.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

(14) CLASS ACTION LAWSUIT SETTLEMENT

     In January 1995 the Company entered into an agreement in principle to settle the May 17, 1994 class action lawsuits. On December 5, 1995, the United States District Court in Seattle, Washington, approved the class action settlement agreement. Pursuant to such agreement in principle, the settlement consisted of (i) $250,000 in cash, (ii) $125,000 in cash or common stock, and (iii) 550,000 shares of the Company's common stock. However, Omega guaranteed that the common stock to be issued in settlement, as of February 1, 1996 (the "guarantee date"), would have a minimum value of $9.50 per share. The stock value based upon the 20 trading-day average of the closing market prices of the Company's common stock (as reported in the Wall Street Journal the following day) through February 1, 1996 was $3.00795. Since the average was less than $9.50 per share, the Company was required to issue 1,187,063 additional shares of common stock. In April 1996, the Company issued 1,737,063 shares as final settlement.

(15) COMMITMENTS AND CONTINGENCIES

     The Company enters into contracts with clients to assess and remediate sites that are eligible for cost reimbursement from state reimbursement programs. Under these contracts, the client assigns the right of reimbursement to the Company. In Florida, the Company may enter into financing agreements with unrelated entities ("Funders") and assign the right of reimbursement to the Funder for that specific reimbursement application. This provides the Company with immediate payment on completed cleanup tasks. The Company received $8,138,000 and $3,516,000 in 1996 and 1995, respectively, from Funders for services performed by the Company under the Florida State Reimbursement Program.

     As of March 31, 1996, principal amounts owing to Funders from the Florida State Reimbursement Program for services performed by the Company were $10,626,000. The reimbursement received by the Funder may be less than the amounts originally submitted due to deductions for costs which, in the state's opinion, are not allowable under the reimbursement regulations. Upon such notification, the Funder may appeal and/or require the Company to repurchase the denied amount. As of March 31, 1996, the Company has recorded an estimated liability for denied amounts in accrued expenses of $1,205,000. The Company has also included in costs and estimated earnings in excess of billings on uncompleted contracts estimated costs for fees payable to Funders of $851,000 at March 31, 1996.

     As of March 31, 1996, the Company has guaranteed repayment of certain loans of customers totaling $1,394,000.

     On December 4, 1995, in the U.S. Federal Court for the Western District of Washington, in Seattle, a jury awarded the Company and two of its divisions, $27 million in damages and related interest and attorneys' fees and costs from a manufacturer of fuel dispensing equipment, Gilbarco, Inc. (a unit of General Electric PLC in the United Kingdom) for its violation of anti-trust law and for the wrongful cancellation of distributorship agreements. Gilbarco, Inc. has filed an appeal. The Company will not recognize the award in its

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     consolidated financial statements until it is received or assured. Although receipt or assurance is not certain, it is reasonably possible that such could occur in the near term.

     The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded and determined will not, in the opinion of management, have a material effect on results of operations or the financial condition of the Company. The Company is not currently a party to any litigation or regulatory investigation or inquiry with respect to environmental matters.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments that are short-term or re-priced frequently and that have little or no risk are considered to have a fair value equal to book value. Assets and liabilities that are included in this category are cash, receivables, accounts payable and accrued liabilities. The fair value of receivables from related parties, estimated by discounting future cash flows using the current rates at which loans would be made to borrowers with similar credit ratings, approximates the carrying amount. The fair value of the revolving credit loan and long term obligations, estimated by discounting future cash flows of estimated market rates of interest, approximates the carrying amount.

     In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk, such as performance bonds and other guarantees, which are not reflected in the accompanying consolidated balance sheet. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being required. In the Company's past experience, no claims have been made against these financial instruments. Management does not expect any material losses to result from these instruments and, therefore, the fair value is zero.

(17) 1996 FOURTH QUARTER RESULTS

     During the fourth quarter of 1996 the Company recorded a goodwill write-down of $5,699,000, expenses incurred to consolidate operations totaling approximately $4,100,000, reimbursement rate and other changes associated with state government petroleum clean-up reimbursement programs totaling approximately $2,500,000, and a provision for estimated uncollectable receivables of $1,700,000.

                          INDEPENDENT AUDITORS' REPORT
- --------------------------------------------------------------------------------

The Board of Directors
Omega Environmental, Inc.:

We have audited the accompanying consolidated balance sheets of Omega Environmental, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omega Environmental, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred significant losses since inception and operations have not generated sufficient cash to cover current obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Seattle, Washington                                  /s/ KPMG PEAT MARWICK LLP
May 31, 1996, except as to notes 2
and 5 (d), which are as of June 26, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information for Part III, Items 10, 11, 12 and 13 are hereby incorporated by reference to the Company's Proxy Statement, which will be filed with the Commission within one hundred twenty (120) days of the close of the fiscal year pursuant to regulation 14.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)       Financial Statements, Schedules and Exhibits

     1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 1996 and 1995 Consolidated Statements of Operations for the years ended
            March 31, 1996, 1995 and 1994
          Consolidated Statements of Shareholders' Equity for the years ended
            March 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows for the years ended
            March 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements
          Independent Auditors' Report

     2.   Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts
          Independent Auditors' Report

     3.   Exhibits

          3 (i)     Certificate of Incorporation (3)
          3 (ii)    Bylaws of Omega Environmental, Inc. (3)
          4         $30,000,000 Revolving and Term Loan Agreement by and between
                    Registrant and BNY Financial Corporation (2)
         10(a)      Consulting Agreement by and between the Registrant and
                    Dominick & Dominick, Incorporated, dated as of
                    February 8, 1996  (4)
         10(b)      Employment Agreement with Louis J. Tedesco (4), (5)
         11         Statement regarding computation of per share loss (4)
         21         Subsidiaries of Omega Environmental, Inc.(4)
         23         Consent of KPMG Peat Marwick LLP (4)
         27         Financial Data Schedule

         99 Omega Environmental Securities Litigation - Stipulation of Settlement (1)
         99 Omega Environmental Securities Litigation - Order Approving Settlement and Awarding Attorney Fees and Expenses (3)

                    ------------------------------------------------------------
         (1) Previously filed and incorporated herein by reference to the Registrant's Form 10-Q, dated August 14, 1995.
         (2)        Previously filed and incorporated herein by reference to the
                    Registrant's Form 8-K, dated September 15, 1995.
         (3)        Previously filed and incorporated herein by reference to the
                    Registrant's Form 10-Q, dated February 13, 1996.
         (4)        Filed herewith.
         (5)        Management compensation contract.

(b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Omega Environmental, Inc.


                                        By:  /s/ Louis J. Tedesco
                                             -----------------------------------
                                             Chief Executive Officer, President
                                             and Director

                                        By:  /s/ Dan S. Steigerwald
                                             -----------------------------------
                                             Chief Financial Officer

                                        By:  /s/ Bradley S. Powell
                                             -----------------------------------
                                             Vice President and Corporate
                                             Controller


Date:  June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Leo L. Azure                        Date:     June 28, 1996
     ------------------------------               -------------------------
     Chairman of the Board of Directors

By:  /s/ Louis J. Tedesco                    Date:     June 28, 1996
     ------------------------------               -------------------------
     Chief Executive Officer,
     President and Director

By:  /s/ Edgar S. Brower                     Date:     June 28, 1996
     ------------------------------               -------------------------
     Director

By:  /s/ Edward J. O'Sullivan                Date:     June 28, 1996
     ------------------------------               -------------------------
     Director

By:  /s/ Douglas R. Rogers                   Date:     June 28, 1996
     ------------------------------               -------------------------
     Director

By:  /s/ Steve Sarich, Jr.                   Date:     June 28, 1996
     ------------------------------               -------------------------
     Director

                                                                     SCHEDULE II
                            OMEGA ENVIRONMENTAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


Column A                                     Column B              Column C - Additions             Column D      Column E
                                                            -----------------------------------
                                             Balance at     Charged to                 Charged
                                             beginning of   costs and                  to other     Deductions    Balance at
Description                                     year         expenses                  accounts         (1)       end of year
Year Ended March 31, 1996
  Valuation accounts deducted from assets:
    Allowance for doubtful accounts              $1,372         $1,896                       $0           $750         $2,518
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------

    Inventory reserve                                $0         $1,800                       $0             $0         $1,800
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------

Year Ended March 31, 1995
  Valuation accounts deducted from assets:
    Allowance for doubtful accounts                $209           $998        (2)          $334           $169         $1,372
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------

    Inventory reserve                                $0             $0                       $0             $0             $0
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------

(1)  Represents amounts written-off.
(2)  Allowance for doubtful accounts of entities acquired in 1995

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Omega Environmental, Inc.

Under date of May 31, 1996, except as to notes 2 and 5 (d) which are as of June 26, 1996, we reported on the consolidated balance sheets of Omega Environmental, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the March 31, 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Omega Environmental, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company has incurred significant losses since inception and operations have not generated sufficient cash to cover current obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statement schedule included in the March 31, 1996 annual report on Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.


Seattle, Washington                             /s/ KPMG PEAT MARWICK LLP
May 31, 1996