Form 10-K/A
period 1996-06-14
OMEGA ENVIRONMENTAL INC
filed 1996-07-29
CIK 871826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996.
or
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ________
                         Commission file number 0-20267

                            OMEGA ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   91-1499751
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                     19805 NORTH CREEK PARKWAY, PO BOX 3005
                 BOTHELL, WASHINGTON                    98041-3005
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
AS OF JUNE 14, 1996,   $112,497,893.

   Indicate the number of shares outstanding of each of the registrant's classes
of common stock, as of the latest practicable date.   AS OF JUNE 14, 1996,
41,408,691 SHARES OF COMMON STOCK, $.0025 PAR VALUE PER SHARE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND NOMINEES

     Six directors, constituting the entire Board of Directors, are to be elected to hold office until the next Annual Meeting of Shareholders and until their respective successors have been elected and shall qualify. The current Board of Directors are the individuals named below, except Sir Brian Wolfson, who is being presented as a nominee for director at the next Annual Meeting. All of the individuals named below are Board of Director nominees, except Mr. O'Sullivan who has decided not to stand for re-election.

     The following table sets forth information with respect to current directors and nominees:

      Name              Age          Principal Occupation              Director
     ----              ---          --------------------               Since
                                                                      --------

Leo L. Azure, Jr.       57    Chairman of the Board of Directors         1990

Louis J. Tedesco        56    President and Chief Executive Officer      1995
                              of the Company

Edgar S. Brower         66    Chairman of the Board of Directors,        1995
                              President and Chief Executive Officer
                              of Pacific Scientific Company

Edward J. O'Sullivan    52    President of Pacific Centers, Inc.         1990

Douglas R. Rogers       67    Business Consultant                        1995

Steve Sarich, Jr.       75    President of 321 Investment Company,       1991
                              C.S.S. Management Company and
                              Arctic Ventures

Sir Brian Wolfson       60    Chairman of Colorvision Plc and Global        -
                              Health Alternatives


     Mr. Azure has been Chairman of the Board of Directors of the Company since its organization in September 1990 except from October 1995 through April 1996, at which time he served as Chairman of the Executive Committee of the Board of Directors. He served as Chief Executive Officer of the Company from September 1990 to June 1991 and between March 1992 and September 1993. Mr. Azure was Chief Executive Officer and Chairman of the Board of Directors of Pacer Cats Corporation (formerly, Pacer Corporation) from June 1982 to March 1992; and during all or part of such period he also served as Chairman of the Board of Directors of VoiceCom Systems, Inc. He was also a director of United Tote, Inc., from 1988 to 1992 and a founder and director of Wall Data Incorporated from November 1982 to 1986. Pacer Cats Corporation is a manufacturer of electronic point of sale devices, which went public in 1985 and in 1988 was sold to a subsidiary of Wembley Plc of Great Britain. VoiceCom Systems is an international voice messaging company. United Tote, Inc. is a public company that is a manufacturer of electronic gaming totalizers. Wall Data is a computer software manufacturer. Mr. Azure is a member of several business and professional associations, including the American Electronics Association in which he has served as national director and as chairman of its Washington State chapter.

     Mr. Tedesco became President, Chief Executive Officer and a director of the Company in October 1995. From May 1989 to October 1995, he was President and Chief Executive Officer of Energy America Incorporated, an energy and environmental services company. From April 1988 to April 1989, he was a Director of Shielding Systems Corporation and President of its Ray Proof operations, a manufacturer of engineered products for the electromagnetic compatibility industry. From September 1985 to April 1988, he was President and CEO of Dravo Engineering Companies Inc. and Corporate Senior Vice President and Group Executive of Dravo Corporation, responsible for all engineering and construction functions. From August 1981 to September 1985 he was with Fluor Corporation, becoming a Vice President and General Manager, Fluor Engineers Inc.

     Mr. Brower has been Chairman of the Board of Directors, President and Chief Executive Officer of Pacific Scientific Company (NYSE:PSX) since he joined the Company in 1985. Pacific Scientific designs, manufactures and markets electrical and safety equipment. From 1977 to 1985 he was with Allied Corporation where his last position was Corporate Group Vice President and President of the Electronic Components Company. From 1972 to 1976 he was Assistant Postmaster General during the Nixon and Ford Administrations. Prior to that, he was President and Chief Executive Officer of Recognition Terminals, Inc., a subsidiary of Irving, Texas-based Recognition Equipment Inc. Mr. Brower has an Industrial Engineering degree from the University of Southern California and is a California Registered Professional Engineer.

     Mr. O'Sullivan became a director of the Company in November 1990. He has been President of Pacific Center, Inc. since 1985. In 1978, he founded the predecessor to Omega Services (formerly O'Sullivan Omega, Inc., "O'Sullivan"), which assets were acquired by the Company in 1991, and was the predecessor's President from 1978 to 1991 and was O'Sullivan's Chairman of the Board of Directors from 1978 to 1995. Prior to the acquisition of O'Sullivan, the predecessor spun off its non-petroleum related business assets to a new entity, Shamrock Construction, Inc., which was subsequently sold by Mr. O'Sullivan. Mr. O'Sullivan has served on the State of Washington Department of Ecology Underground Storage Tank Advisory Committee and on the Executive Committee of the Washington Chapter of the Associated General Contractors of America.

     Mr. Rogers became a director of the Company in October 1995. Over the last four years, he has been a business consultant. He was President and Chief Executive Officer of ECOVA Corporation, a technology venture capital corporation, from 1989 to 1991. For twenty-eight years prior to 1989, Mr. Rogers was with Arthur Young & Company (now Ernst & Young) where he was Managing Partner of both the Seattle and Anchorage offices and was also responsible for the consulting practices in three other offices. He is a certified public accountant (inactive) and a registered professional engineer.

     Mr. Sarich became a director of the Company in 1991. He is President of several companies, including the following: 321 Investment Company (since April
1973), Arctic Ventures (since April 1979) and C.S.S. Management Company (since August 1979). 321 Investment Company is an investment company. Arctic Ventures is in the commercial fishing business. C.S.S. Management Company holds certain rights to technologies for extracting precious metals from arsenic ores, and owns a gold and silver mining operation and mill in Baring, Washington. Mr. Sarich is also on the board of directors of several companies, including Trace Athletics, Flow Scan Instrument Company, Wall Data Incorporated, Life Medical Technologies, CYCLOPPS (The Ozone Co.), Multiple Zones International, Racer Mate and Back Technologies. He was a principal or on the Board of Directors of the following companies: Costco, Physio Control, Intermec Corporation, and Pacer Cats Corporation.

     Sir Brian Wolfson has extensive and varied experience as a senior executive in engineering and specialty leasing businesses in the United States and international locations. He was Chairman of Wembley Plc from 1986 to 1996. Since 1996, he has been the Chairman of Colorvision Plc and Global Health Alternatives. He also holds Board assignments with Kepner Tregoe, New Jersey, since 1980 and Fruit of the Loom Inc., Chicago since 1992. From 1979 through 1980, he was the first non-North American World President of the Young Presidents Organization. He received an honorary Doctorate of Business Administration from John Moores University in 1989. A Founder Governor of the Joseph H. Lauder Institute at the University of Pennsylvania, Sir Brian Wolfson was knighted for services to the United Kingdom in 1990.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

        Name                 Age            Position
        ----                 ---            --------

   Leo L. Azure, Jr.         57      Chairman of the Board of Directors

   Louis J. Tedesco          56      President and Chief Executive Officer

   Jeffery B. Weinress       49      Executive Vice President

   Dan E. Steigerwald        54      Chief Financial Officer

   Theodore M. Gurr          51      President, Environmental Services Division

   Roy V. Sutton             51      President, Petroleum Services Division


     For the biographies of Messrs. Azure, Jr. and Tedesco, see "Directors."

     Mr. Weinress joined the Company in January 1996 as Executive Vice President and has over 20 years of experience in administration, financial management and development of professional service companies. Prior to joining Omega, he was Chief Financial Officer of Energy America from 1987 to 1995 and Chairman of ENV America, its environmental service affiliate, from 1992 to 1995. His previous experience includes serving as Managing Director for First Interstate Cogeneration Capital Associates and Vice President of Bank of America. Mr. Weinress received his BA in Economics from Dartmouth College, his MBA in finance from Harvard Business School, his MA from Harvard University with additional graduate work at Princeton University, University of Edinburgh and University of California at Los Angeles.

     Mr. Steigerwald joined the Company in November of 1994 as the Chief Financial Officer. From 1992 through November of 1994 he was active as a private investor. From 1978 to 1992 he served in various financial management positions with Smith International, Inc. rising to Vice President and Chief Financial Officer. Prior to 1978 he served as Director of Financial Planning at Rockwell International Corporation; Corporate Controller at Hovermarine Corporation; and Senior Accountant/Manager Consultant in Ernst & Young's Portland, Maine office. Mr. Steigerwald is a CPA and earned a Masters of Business Administration degree from the Amos Tuck School of Business at Dartmouth College and a Bachelor of Science from Pennsylvania State University.

     Mr. Gurr has over 25 years experience as a registered professional geologist in Florida, Georgia, North Carolina and South Carolina. In 1983 he founded and served as President of Gurr & Associates, Inc., an environmental consulting firm, which subsequently merged with Omega in November 1994. Prior to this, as a partner at Dames & Moore, an environmental consulting firm, he opened and managed the Lakeland office for five years. He has also served as the senior mines planner for Mobil in central Florida, and International Minerals Corporation. He served as secretary of the Petroleum Efficiency Task Force (PETF) selected by the governor and was selected to sit on the 1995 Florida petroleum UST Legislative Advisory Workgroup.

     Mr. Sutton has 30 years experience in the petroleum equipment industry. He worked nine years with Petroleum Engineering, Inc. as operations manager. He acquired W.B. Goode Company, Inc. in 1977 and merged with Omega in September 1993. He is past president of The Petroleum Equipment Institute, the international trade association representing petroleum equipment distributors, manufacturers, and affiliates. He is the current president of the Virginia Association of Petroleum Equipment Contractors.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Mr. Kravitz exercised employee stock options to purchase 40,399 shares of the Company's Common Stock in April 1995 and filed the Report of Changes in Ownership with the SEC in July 1995.


ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation for the fiscal years indicated of the Chief Executive Officers of the Company and the four other most highly compensated executive officers of the Company as of March 31, 1996 whose total salary and bonus for the year ended March 31, 1996 exceeded $100,000, for services in all capacities to the Company and its subsidiaries or divisions during such fiscal year.

SUMMARY COMPENSATION TABLE



                                                                                   Long Term
                                                                                  Compensation
                                              Annual Compensation                     Awards
                                      ------------------------------------------  -----------------
     Name                                                              Other        Securities
     and                                                               Annual       Underlying       All Other
   Principal                   Fiscal          Salary      Bonus    Compensation     Options/       Compensation
    Position                    Year             $           $         ($) (1)        SARs (#)           ($)
- -------------------------     -------          -------     ------   ------------   -------------    -------------
Leo L. Azure, Jr.               1996           100,000       -        15,201(2)         -                 -
Chairman of the Board of        1995           114,231       -           -              -                 -
Directors                       1994           150,000       -           -              -                 -

Louis J. Tedesco(3)             1996            80,525     25,000        -           330,000              -
Chief Executive Officer
and President

David C. Kravitz                1996           140,000       -           -              -             170,967(4)
Former Chairman of the          1995           140,000       -           -              -                -
Board, Chief Executive          1994           143,462       -           -              -             100,000(5)
Officer and President

Dan E. Steigerwald(6)           1996           137,877     10,000        -           150,000             -
Chief Financial Officer         1995            41,038       -           -           125,000             -

Theodore M. Gurr(7)             1996           302,000       -           -           108,000             -
President of Environmental      1995           100,667       -           -           108,000             -
Services Division

Roy V. Sutton(8)                1996           225,921       -           -           250,000             -
President of Petroleum          1995           225,922       -           -              -                -
Services Division               1994           112,500       -           -           250,000             -

- -----------------------------

(1) The total amount of personal benefits paid to each named executive officer is less than the lesser of (i) $50,000 or (ii) 10% of the total reported salary and bonus for such individual for each such respective fiscal year, except Mr. Azure in 1996.
(2) The Company pays for certain of Mr. Azure's auto expenses and life insurance premiums.

(3) Mr. Tedesco became Chief Executive Officer and President in October 1995. Amounts exclude temporary living expenses paid by the Company.
(4) Mr. Kravitz became Chairman of the Board of Directors in October 1995 and resigned in March 1996 from all positions with the Company. In accordance with Mr. Kravitz's separation package, the Company paid him $140,000 severance and is providing health insurance benefits through March 31, 1997. The Company accelerated the vesting of 125,000 stock options under the 1990 Stock Option Plan with an exercise price of $3.25. Mr. Kravitz is vested in a total of 263,089 stock options which expire March 31, 1997. Omega has conditionally agreed to forgive his $227,703 note and interest payable to the Company over 10 years beginning March 31, 1996 and pay him ten annual payments of $8,197.
(5) The Company reimbursed Mr. Kravitz $100,000 for relocation and other expenses relative to the Company's request for Mr. Kravitz's relocation to the Seattle metropolitan area.
(6) Mr. Steigerwald became the Chief Financial Officer in November 1994. In 1996, Mr. Steigerwald was granted 25,000 additional stock options and stock options granted in 1995 were repriced from $5.8125 to $3.625. The table excludes $35,754 for reimbursement of Mr. Steigerwald's relocation expenses relative to the Company's request for Mr. Steigerwald's relocation to the Seattle metropolitan area.
(7) Mr. Gurr joined the Company in November 1994 in connection with the acquisition of Gurr & Associates, Inc. In 1996, Mr. Gurr's stock options granted in 1995 were repriced from $5.81 to $3.625. Amounts exclude salary and stock options for Mr. Gurr's spouse, a former employee of the Company.
(8) Mr. Sutton joined the Company in September 1993 in connection with the acquisition of W. B. Goode Company, Inc. In 1996, Mr. Sutton's stock options granted in 1994 were repriced from $9.5625 to $3.625.

     The following table provides certain information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended March 31, 1996 to the persons named in the Summary Compensation Table:



                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                       Individual Grants
                              ------------------------------------------------------------------------
                                 Number of                                                               POTENTIAL REALIZABLE
                                Securities                                                                VALUE OF ASSUMED
                                Underlying          % of Total                                             ANNUAL RATES OF
                                 Options/          Options/SARs                                             STOCK PRICE
                                   SARs              Granted to        Exercise or                       APPRECIATION FOR
                                  Granted            Employees in     Base Price      Expiration           OPTION TERM (1)
                                                                                                        ----------------------
    Name                         (#)(2)(8)           Fiscal Year       ($/Sh)           Date(3)          5% ($)        10% ($)
- ------------------------------------------------------------------------------------------------------------------------------
Leo L. Azure, Jr.                     -                    -               -               -               -              -
Louis J. Tedesco(4)                330,000                 7%           3.59357         10/5/05         $745,792     $1,889,984
David C. Kravitz                      -                    -               -               -               -               -
Dan E. Steigerwald(5)              125,000                              3.625           11/07/04        $261,230       $649,459
                  (4)               25,000                              3.59357         10/13/05          56,499        143,181
                                  --------                                                              --------     ----------
                                   150,000                 3%                                           $317,729       $792,640
Theodore M. Gurr(6)                108,000                 2%           3.625           11/18/04        $228,419       $569,340
Roy V. Sutton(7)                   250,000                 5%           3.625            9/30/03        $449,126     $1,083,221

- ---------------------------------

(1) The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.
(2) Options granted in 1996 were without SARs. Amounts include options granted in prior fiscal years which were repriced during fiscal 1996.
(3)  Stock option grants expire in ten years from date of grant.
(4) Represents an assumed market price per share of Common Stock of $5.854 at 5% and $9.321 at 10%.
(5) Represents an assumed market price per share of Common Stock of $5.715 at 5% and $8.821 at 10%.
(6) Represents an assumed market price per share of Common Stock of $5.740 at 5% and $8.897 at 10%.
(7) Represents an assumed market price per share of Common Stock of $5.422 at 5% and $7.958 at 10%.
(8) On May 16, 1996, the Company granted Mr. Tedesco 240,000 additional stock options and Mr. Steigerwald 150,000 additional stock options, both with an exercise price of $2.625 expiring on May 16, 2006. Additionally, on May 16, 1996, the Company replaced Messrs. Sutton and Gurr's stock options with options at an exercise price of $2.625 expiring on May 16, 2006. Mr. Sutton's new options were increased to 300,000, 200,000 of which are fully vested with the remaining 100,000 vesting 25% annually over four years.
     Mr. Gurr's new options are 25% vested with remaining balance vesting at 33% annually over three years.

     The following table provides certain information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended March 31, 1996, and unexercised options held as of March 31, 1996, by the persons named in the Summary Compensation Table:

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                             Number of
                                                                             Securities               Value of
                                                                             Underlying              Unexercised
                                                                            Unexercised             In-the-Money
                                                                            Options/SARs            Options/SARs
                                                                           at FY-End (#)          at FY-End ($) (1)
                               Shares Acquired     Value Realized           Exercisable/            Exercisable/
     Name                      on Exercise (# )          ($)               Unexercisable            Unexercisable
- -----------------------      ------------------   ---------------    ----------------------    ---------------------
Leo L. Azure, Jr.                     -                   -                      -                        -
Louis J. Tedesco                      -                   -                 0 / 330,000                 0 / 0
David C. Kravitz                    40,399             80,626               263,089 / 0                 0 / 0
Dan E. Steigerwald                    -                   -               31,250 / 118,750              0 / 0
Theodore M. Gurr                      -                   -                 0 / 108,000                 0 / 0
Roy V. Sutton                         -                   -                 0 / 250,000                 0 / 0

(1)  Based on a market price of $2.7188 per common share.


COMPENSATION OF DIRECTORS

     The Company currently pays its outside directors $12,000 annually and reimburses the directors for their travel expenses to the meetings. In fiscal year 1996, Steve Sarich, Jr., Edward J. O'Sullivan, Edgar S. Brower and Douglas
R. Rogers were each granted ten-year non-qualified stock options for 50,000 shares at $3.6250, the fair market value of the Common Stock on that date, vesting over four years.

EMPLOYMENT ARRANGEMENTS

     Mr. Tedesco has an employment arrangement with the Company wherein if he is terminated for other than cause, he will receive one year's salary which is currently $190,000.

     In connection with the acquisition of Gurr & Associates, Inc., Mr. Gurr has an employment contract with the Company through November 1997. If his employment is terminated for other than cause, Mr. Gurr would be entitled to his salary through November 1997.

     In connection with the acquisition of W.B. Goode Company, Inc., Mr. Sutton has an employment contract with the Company through September 1996, which can be renewed for successive one-year terms. If he is terminated for other than cause, Mr. Sutton would be entitled to his salary through the end of the contract term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has established a Compensation Committee. During the fiscal year ended March 31, 1996, the Compensation Committee of the Board of Directors determined compensation for the executive officers of the Company.
The Compensation Committee currently consists of Mr. Edgar S. Bower, Chairman, Mr. Leo L. Azure, Jr., Chairman of the Board of Directors and Mr. Edward J. O'Sullivan. Mr. David C. Kravitz was a former member of the Board of Directors and Chief Executive Officer and President of the

Company. Mr. Edward J. O'Sullivan is a member of the Board of Directors and former Chairman of the Board of Directors at Omega Services, a former subsidiary of the Company. Ms. Sonja G. Decker, a former employee of the Company, joined the Board of Directors in April 1995 and resigned in September 1995, and did not participate in the Compensation decisions for the last fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding ownership of the Common Stock of the Company as of June 14, 1996 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, (ii) each director or nominee of the Company, (iii) the Chief Executive Officer and each other executive officer of the Company as of March 31, 1996 whose salary and bonus for the year ended March 31, 1996 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group. Each person has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable, except as otherwise indicated below.


                                               Amount of
                                             Beneficial           Percentage of
        Name*                            Ownership (1)            Shares
        ----                              -------------         -------------

     Leo L. Azure, Jr.                       3,655,117                9%
     Louis J. Tedesco                               -                 -
     Edgar S. Brower                                -                 -
     Steve Sarich, Jr.                         843,568                2%
     Edward J. O'Sullivan                      200,000                **
     Douglas R. Rogers                              -                 -
     Dan E. Steigerwald                         32,250                **
     Theodore M. Gurr                        2,023,199                5%
     Roy V. Sutton                             200,100                **
     Sir Brian Wolfson                              -                 -

     All officers and directors as a
     group (10 persons)                      6,954,234               17%

- ------------------

*The address of each of the directors or executive officers is c/o Omega Environmental, Inc., 19805 North Creek Parkway, P.O. Box 3005, Bothell, Washington 98041-3005.

     **   Percentage of shares is less than 1%.

     (1) Including stock options exercisable on or within 60 days after June 14, 1996.

     In addition, The Tail Wind Fund Ltd. owns 20 shares (100%) of the outstanding Series A Convertible Redeemable Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with Mr. Kravitz's relocation to the greater Seattle area and his exercise of warrants, the Company loaned him $220,000 in August 1993, bearing interest at the rate of 6% per annum, payable annually. In 1996, as part of Mr. Kravitz's severance package, the Company agreed to conditionally forgive the loan and unpaid interest totaling $227,703 over ten years beginning March 31, 1996.

     In accordance with the Gurr & Associates, Inc. acquisition agreement, the Company issued 1,204,949 common shares to Mr. Gurr in November, 1994 and 1,273,750 additional common shares in November, 1995 because the aggregate market value of the Company's stock given as consideration at closing did not exceed $10,000,000 for at least 30 consecutive trading days prior to November 18, 1995.

     In fiscal 1995, the Company loaned Mr. Gurr $500,000, bearing interest at 8.5% per annum, payable annually and maturing in May 1996. The note receivable is collateralized by 100,000 shares of the Company's Common Stock owned by Mr. Gurr. Payment of the note and accrued interest was extended to November 1997.

     As of March 31, 1995, the Company had a receivable from Mr. Sutton related to the acquisition of W.B. Goode Company, Inc. ("Goode") for $1,274,298. In April and May 1995, Mr. Sutton repaid this balance in full. Additionally, in connection with the Goode acquisition agreement, the Company paid Mr. Sutton $157,671 in cash because the aggregate market value of the Company's Common Stock given as consideration at the closing was less than the amount guaranteed.

     Mr. Sutton owns part of a business that supplies island forms to the Company. Mr. Sutton is not involved in the day-to-day management of that business and purchases made by the Company, which are minor, are at competitive prices.

     The Company leases warehouse and office facilities and an airplane from the related parties below. Based on its research of the leasing markets, the Company believes the terms of these leases are no less favorable than could be obtained from unaffiliated third parties.

     * Mr. O'Sullivan leases an office facility in Portland, Oregon to a division of the Company through August 1997, for approximately $32,000 per year. In June 1996, Mr. O'Sullivan sold this office facility to an unrelated third party.

     * Mr. Sutton leases two office/warehouse facilities located in Richmond and Roanoke, Virginia the Company through July 2000 and December 2001, respectively, for approximately $96,000 per year.

     * The Company leases an airplane from Mr. Gurr for approximately $63,000 per year. In July 1996, the Company canceled this lease with Mr. Gurr.

     * Beginning October 1995, Mr. Gurr leases an office facility in Lakeland, Florida to the Company on a month-to-month basis. In 1996, the Company paid Mr. Gurr approximately $152,000 for rental of this facility. The Company is currently negotiating a long-term arrangement for this facility.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Omega Environmental, Inc.



                                        By:  /s/ Dan E. Steigerwald
                                             --------------------------
                                        Chief Financial Officer



Date:  July 26, 1996