Form 10-Q
period 1996-06-30
OMEGA ENVIRONMENTAL INC
filed 1996-08-14
CIK 871826

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED JUNE 30, 1996


                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(b) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _________ TO __________

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

                          206-486-4800
      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


- ----------------------------------------------------------------
 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
               IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.YES  __X__       NO  _____

              APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1996, outstanding common shares totaled
43,240,971.

                    OMEGA ENVIRONMENTAL, INC.
                        AND SUBSIDIARIES


                 PART I - FINANCIAL INFORMATION

 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS ..............................  1

  Consolidated Balance Sheets as of June 30, 1996 and March 31,  1996 ...  1

  Consolidated Statements of Operations for the Three Months
  Ended June 30, 1996 and June 30, 1995 ................................   2

  Consolidated Statements of Cash Flows for Three Months Ended
  June 30, 1996 and June 30, 1995 ......................................   3

  Notes to Consolidated Financial Statements ...........................   4

  Independent Auditors' Review Report ..................................   8

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS. ..................................   9

  Results of Operations ................................................   9

  Liquidity and Capital Resources ......................................  10

  Forward Looking Statements ...........................................  11

                   PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS .............................................  13

 ITEM 2. CHANGE IN SECURITIES ..........................................  13

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...............................  13

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........  13

 ITEM 5. OTHER INFORMATION..............................................  13

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................  14

                           SIGNATURES

                 PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE DATA)

- ----------------------------------------------------------------------------------------------------------
                                                                                    June 30,    March 31,
                                            ASSETS                                   1996        1996
- ----------------------------------------------------------------------------------------------------------
Current assets:                                                                   (unaudited)  (audited)
  Cash                                                                             $    942       1,276
  Receivables, net of allowance for doubtful accounts of $2,179 at
    June 30,1996 and $2,518 at March 31, 1996                                        39,155      29,758
  Receivables from related parties                                                      410         883
  Inventories                                                                        11,236      10,512
  Costs and estimated earnings in excess of billings on uncompleted contracts        12,548      18,757
  Prepaid expenses and other assets                                                   2,635       1,956
                                                                                  -----------  ----------
        Total current assets                                                         66,926      63,142

Property and equipment, at cost, net of accumulated depreciation
  and amortization                                                                    9,332       9,752

Goodwill, net of accumulated amortization                                            28,258      28,554

Note receivable from related party                                                      500          --

Other assets                                                                            981         565
- ----------------------------------------------------------------------------------------------------------
                                                                                   $105,997     102,013
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

        LIABILITIES AND SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------
Current liabilities:
  Revolving credit loan                                                            $ 13,860       8,895
  Current installments of long-term obligations                                       1,944       2,025
  Accounts payable                                                                   19,046      17,495
  Accrued expenses                                                                    7,995       9,441
  Billings in excess of costs and estimated earnings on uncompleted contracts         2,477       2,352
                                                                                  -----------  ----------
         Total current liabilities                                                   45,322      40,208

Long-term obligations, excluding current installments                                 3,968       6,554
Class action lawsuit settlement obligation                                              --        5,225
                                                                                  -----------  ----------
        Total liabilities                                                            49,290      51,987
                                                                                  -----------  ----------

Shareholders' equity:
  Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
    500 shares of Series A Convertible Redeemable Preferred Stock issued, 20 shares outstanding at June 30, 1996 and
     210 outstanding at March 31, 1996
  Common stock, $.0025 par value.  Authorized 60,000,000 shares;
    issued and outstanding 42,775,502 shares at June 30, 1996 and
    38,662,637 at March 31, 1996                                                        107          97
  Additional paid in capital                                                        119,103     111,636
  Treasury stock, 100,000 shares at June 30, 1996 and March 31, 1996, at cost          (563)       (563)
  Foreign currency translation adjustment                                              (985)       (972)
  Accumulated deficit                                                               (60,955)    (60,172)
                                                                                  -----------  ----------
        Total shareholders' equity                                                   56,707      50,026

  Commitments and contingencies
                                                                                  -----------  ----------
                                                                                   $105,997     102,013
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

            OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                       (UNAUDITED)

- -------------------------------------------------------------------
                                                1996         1995
- -------------------------------------------------------------------
Sales                                          $39,213      40,409
Cost of Sales                                   31,376      32,428
                                               -------      ------
          Gross profit                           7,837       7,981
                                               -------      ------


Operating Expenses:
   Selling, general and administrative           7,549       7,677
   Amortization of goodwill                        408         491
                                               -------      ------
          Total operating expenses               7,957       8,168
                                               -------      ------
          Operating loss                         (120)       (187)
                                               -------      ------

Other income (expense):
   Interest inoome                                  30         132
   Interest expense                              (773)       (396)
   Other, net                                       80         108
                                               -------      ------
          Total other income (expense)           (663)       (156)
                                               -------      ------
          Net loss                            $  (783)       (343)
                                               -------      ------
                                               -------      ------

Net loss per common share                     $ (0.02)      (0.01)
                                               -------      ------
                                               -------      ------

Weighted average number of
   common shares outstanding                    40,111      32,975
- -------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                          (IN THOUSANDS)
                                           (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------
                                                                                     1996           1995
- ----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                                          $  (783)          (343)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      1,078          1,200
  Loss on sale of equipment                                                             18             22
  Change in certain assets and liabilities:
   Increase in receivables                                                          (9,396)        (3,746)
   (Increase) decrease in inventories                                                 (727)           721
   Decrease (increase) in costs and estimated earnings in excess of billings
    on uncompleted contracts                                                         6,206           (515)
   Increase in prepaids and other assets                                              (679)          (282)
   Increase in accounts payable and accrued expenses                                   108          1,671
   Increase in billings in excess of cost and estimated earnings on
    uncompleted contracts                                                              126            292
   Change in other assets and liabilities, net                                        (555)          (655)
                                                                                   -------        -------
       Net cash used in operating activities                                        (4,604)        (1,635)
                                                                                   -------        -------
Cash flows from investing activities:
 Collection of loans to related parties                                                  -          1,778
 Proceeds from sale of equipment                                                        79            322
 Additions to property and equipment                                                  (348)          (694)
                                                                                   -------        -------
       Net cash (used in) provided by investing activities                            (269)         1,406
                                                                                   -------        -------
Cash flows from financing activities:
 Proceeds from lines of credit                                                           -         15,233
 Repayments of lines of credit                                                           -        (15,466)
 Net proceeds from revolving credit loan                                             4,965              -
 Proceeds from long-term obligations                                                     -            550
 Repayments of long-term obligations                                                (2,667)        (1,462)
 Proceeds from exercise of stock options, unit purchase options, warrants and
  employee stock purchase plan                                                       2,252             85
 Proceeds from sale of common stock                                                      -          1,559
                                                                                   -------        -------
       Net cash provided by financing activities                                     4,550            499
                                                                                   -------        -------
 Effect of exchange rate changes on cash                                               (11)           (64)
                                                                                   -------        -------
       Net (decrease) increase in cash                                                (334)           206

Cash at beginning of period                                                          1,276          2,156
                                                                                   -------        -------
Cash at end of period                                                              $   942          2,362
                                                                                   -------        -------
                                                                                   -------        -------
Supplemental disclosure of cash flow information:
 Issuance of common  stock in payment of class action
  lawsuit settlement obligation                                                    $ 5,225              -
- ---------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED)

(1)  CONSOLIDATION

     The consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for its fiscal year ended March 31, 1996.

     Intercompany transactions and balances have been eliminated in consolidation. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented.

(2)  LIQUIDITY

     The Company has incurred significant losses since inception and operations have not generated cash. To meet cash needs the Company has obtained cash from borrowings and the sale of equity securities.

     In September 1995, the Company entered into a loan agreement with BNY Financial Corporation ("BNYFC"), increasing the Company's borrowing capacity. Borrowing capacity under this agreement is limited to a percent of eligible assets, primarily receivables, inventories and property and equipment. At June 30, 1996, the Company had borrowing capacity under the revolving loan of approximately $20,000,000, of which the Company had borrowed $13,860,000.

     As of June 30, 1996, the Company had receivables and costs and estimated earnings in excess of billings on uncompleted contracts relating to a Florida State Reimbursement Program of approximately $12,652,000. The program allows the Company to enter into financing agreements with unrelated entities ("Funders") and assign the right of the reimbursement to the Funder for the specific reimbursement application. As of June 30, 1996, the Company has obtained commitments with Funders for up to $7.8 million of receivables under the Florida State Reimbursement Program and is pursuing additional funding.

     In June 1996, certain unit options and underlying warrants were exercised by the underwriters for net proceeds to the Company of approximately $2,019,000. In July 1996, additional unit options and underlying warrants were exercised for net proceeds to the Company of approximately $676,000. In July 1996, the Company sold 500 shares of Series B Convertible Redeemable Preferred Stock under Regulation S for net proceeds of $4,700,000. These proceeds were used to reduce long-term obligations and the revolving credit loan.

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

         OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of receivables and costs and estimated earnings in excess of billings on uncompleted contracts resulting from sales to the commercial and retail petroleum industry. Other than amounts related to a Florida State Reimbursement Program, concentrations of credit risk are limited due to the Company's large number of customers and their geographic dispersion. At June 30, 1996, the Company had receivables and costs and estimated earnings in excess of billings on uncompleted contracts relating to a Florida State Reimbursement Program of approximately $12,652,000.

(4)  GOODWILL

     In the Company's 1996 annual report, it disclosed that (i) the Company had assessed the recoverability of goodwill and its dependence upon certain entities achieving future profitable operations, (ii) management had taken and continued to take steps to significantly reduce overhead and is evaluating further cost reduction and margin improvement programs, (iii) based upon current information and projections, goodwill will be recovered over the period of benefit, and (iv) if future profitable operations are not achieved at these entities, goodwill will be impaired. In the opinion of management, based on current information and projections, the remaining goodwill balance at March 31, 1996 will be recovered over the expected period of benefit. However, if future profitable operations are not achieved at these entities, goodwill will be impaired.

     During the three months ended June 30, 1996, certain entities continued to incur operating losses. Management is continuing to monitor the operating performance of these entities in relation to projections used at March 31, 1996. If the results suggest that goodwill impairment has occurred, the Company will critically analyze and measure the aforementioned goodwill for impairment, and a significant write down is possible.

(5)  REVOLVING CREDIT LOAN AND LONG-TERM OBLIGATIONS

     In September 1995, the Company entered into a $30,000,000 Revolving and Term Loan Agreement ("Loan Agreement") with BNYFC. The three-year Loan Agreement provides for a $10,000,000 term loan and $20,000,000 revolving loan and is secured by the Company's assets. Borrowing capacity under the Loan Agreement is limited to a percent of eligible assets (as defined in the Loan Agreement), primarily receivables, inventories and property and equipment. At June 30, 1996, the Company had a borrowing capacity under the revolving loan of $20,000,000 of which the Company had borrowed $13,860,000 and the term loan balance was $6,563,000.

     This financing agreement contains covenants which, among other provisions, require the Company to maintain a minimum tangible net worth, minimum working capital, minimum net income, and other financial ratios, and restrictions on acquisitions, capital expenditures, additional indebtedness or liens, payment of dividends, and other restrictions. As of March 31, 1996, the Company was not in compliance with certain financial covenants. BNYFC waived these events of default for March 31, 1996 and modified certain financial and other covenants consistent with management's forecast. As partial consideration for these actions, the Company paid BNYFC certain additional fees. Further, the Company's interest rates through June 30, 1996 were increased 200 basis points. At June 30, 1996, the Company was in compliance with these covenants and restrictions.

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  PREFERRED STOCK

     In April 1996, 190 shares of Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") were converted into 859,421 shares of Common Stock. The remaining 20 shares of Series A Preferred Stock were converted into 111,478 shares of Common Stock in July and August 1996.

     In July 1996, the Board of Directors designated 500 shares of the preferred stock to be Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock") and the Company sold these 500 shares under Regulation S for net proceeds of $4,700,000.

     The holders of Series B Preferred Stock have the right to vote, together with the holders of all the outstanding shares of Common Stock, on all matters on which holders of Common Stock have the right to vote. The holders of Series B Preferred Stock have the right to cast one vote for each share of Common Stock into which each share of Series B Preferred Stock held by them is convertible. The holders of Series B Preferred Stock do not have any liquidation preference.

     Each share of Series B Preferred Stock is convertible into shares of Common Stock, through July 30, 1997. The number of shares of Common Stock to be issued upon conversion is determined by dividing $10,000 by the lower of (i) $1.83661 or (ii) 85% of the average closing bid price of the Company's Common Stock over the seven trading-day period immediately preceding each written notice by a holder of the Series B Preferred Stock of such conversion.

     The Company has the right to redeem all of the outstanding Series B Preferred Stock for $12,200 per share. Unless redeemed or converted, the Series B Preferred Stock will automatically convert to Common Stock on July 30, 1997.

(7)  UNIT OPTIONS

     In June 1996, the underwriters exercised 65,271 IPO unit options, including underlying Class A and B common stock purchase warrants. The Company issued 603,757 shares of Common Stock for net proceeds to the Company of approximately $906,000. In July 1996, the underwriters exercised the remaining 48,740 IPO unit options, including underlying Class A and B common stock purchase warrants. The Company issued 450,845 shares of Common Stock for net proceeds to the Company of approximately $676,000.

     In June 1996, the underwriters exercised 4.34375 Private Placement unit options, including underlying Class A and B common stock purchase warrants. The Company issued 742,234 shares of Common Stock for net proceeds to the Company of approximately $1,113,000.

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)  COMMITMENTS AND CONTINGENCIES

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

     As of June 30, 1996, principal amounts owing to Funders from a Florida State Reimbursement Program for services performed by the Company were approximately $12,000,000. The reimbursement received by the Funder may be less than amounts originally submitted due to deductions for costs which, in the State's opinion, are not allowable under the regulations. Upon such notification, the Funder may appeal and/or require the Company to repurchase the denied amount. In accordance with certain Funder agreements, the Company has placed approximately $1,458,000 in escrow to reimburse Funders for any shortfalls. Management believes the Company has reserved adequate amounts to cover any anticipated shortfalls.

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

               INDEPENDENT AUDITORS' REVIEW REPORT
- -----------------------------------------------------------------

The Board of Directors
Omega Environmental, Inc.


We have reviewed the accompanying consolidated financial information of Omega Environmental, Inc. and subsidiaries as of June 30, 1996 and for the three-month period then ended. This consolidated financial information is the representation of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the consolidated financial information referred to above for it to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Omega Environmental, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 31, 1996, except as to notes 2 and 5(d), which are dated June 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated financial information as of March 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated May 31, 1996, except as to notes 2 and 5 (d), which are as of June 26, 1996, on the consolidated financial statements of Omega Environmental, Inc. and subsidiaries as of and for the year ended March 31, 1996, contains an explanatory paragraph that states that the Company has incurred significant losses since inception and operations have not generated sufficient cash to cover current obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated balance sheet as of March 31, 1996, does not include any adjustments that might result from the outcome of that uncertainty.

                                        /s/ KPMG Peat Marwick LLP

Seattle, Washington
August 13, 1996

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Management is focused on improving operations. In the quarter ended March 31, 1996, management significantly lowered overhead, eliminated duplicate functions and facilities, disposed of non-core lines of business, and significantly downsized two units' operations. The Company is currently in the process of aligning operations along functional lines on a national basis including
(i) centralizing purchasing and bringing distribution under one national information system, (ii) consolidating maintenance services in one nationally coordinated and directed unit, and
(iii) consolidating marketing and sales activities.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO 1995

The  Company's net loss increased from $343,000 to $783,000.  The
improvements  made  in  the  previous  quarter  were  offset   by
increased    bank   charges   resulting   from   loan   agreement
modifications and increased interest expense.

SALES, COST OF SALES AND GROSS PROFIT

Sales and cost of sales decreased $1,196,000 or 3% and $1,052,000 or  3%,  respectively, primarily due to management's decision  to
significantly  downsize  two units'  operations.   Gross  margins
remained constant at 20% in 1996 and 1995.

OPERATING EXPENSES

Selling,   general  and  administrative  expenses  decreased   by
$128,000.   This  decrease was principally due to elimination  of
personnel and overhead expenses. These savings were partially offset by increased bank charges.

Amortization of goodwill decreased due to the goodwill write-down recorded in March 1996. Goodwill amortization will continue to have an adverse effect on future results of operations.

During the three months ended June 30, 1996, certain entities continued to incur operating losses. Management is continuing to closely monitor the operating performance of these entities in relation to projections used at March 31, 1996. If the results suggest that goodwill impairment has occurred, the Company will critically analyze and measure the aforementioned goodwill for impairment, and a significant write down is possible.

OTHER INCOME (EXPENSE)

The change in other income (expense) is due primarily to a $102,000 decrease in interest income related to the use of cash in operations and the increase in interest expense of $377,000, primarily related to additional borrowings and higher interest rates. Management expects interest expense to decrease in the short term due to discontinuance of the default rate under the BNYFC Loan Agreement and repayment of debt with proceeds from the exercise of unit options and sale of Series B Preferred Stock.

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
                                              (IN THOUSANDS)
Three months ended June 30,                 1996      1995
                                         --------   ---------
Net   cash   used  in  operating         $ (4,604)  (1,635)
activities

Net  cash (used in) provided  by             (269)   1,406
investing activities

Net  cash  provided by financing            4,550      499
activities

                                           (in thousands)
                                          June 30,  March 31,
                                           1996       1996
                                         --------   ---------
Working capital                          $ 21,604   22,934

Long-term obligations, excluding
current installments and class             (3,968)  (6,554)
action lawsuit settlement
obligation

The Company has incurred significant losses since inception and operations have not generated cash. Net cash used in operating activities increased $2,969,000 due to increases in receivables. This increase was caused by significant billings under the Florida State Reimbursement Program that were previously recorded as costs and estimated earnings in excess of billings on uncompleted contracts, and an increase in sales in the quarter ended June 30, 1996 as compared to the quarter ended March 31, 1996.

Net cash used in investing activities was $269,000 as compared to cash provided of $1,406,000 in the same period in 1995. This change is primarily due to the collection of loans to related parties in 1995. Net cash provided by financing activities was $4,550,000, as compared to $499,000 in 1995. This increase is primarily due to the additional borrowings under the revolving credit loan to finance the growth in receivables.

Working capital decreased $1,330,000 due to repayment of long-term obligations, extension of the maturity date of a related party note receivable and increases in other long-term assets. Long-term obligations, excluding current installments and class action lawsuit settlement obligations, decreased $2,586,000 due to repayment of borrowings under the BNYFC term loan from the net proceeds of the exercise of unit options.

As of June 30, 1996, the Company had receivables of $7,028,000 and costs and estimated earnings in excess of billings of $5,624,000 related to the Florida State Reimbursement Program. The Company has obtained commitments to fund up to $7.8 million of these receivables and costs and estimated earnings in excess of billings on uncompleted contracts and is pursuing additional funding. Management believes, based upon recent changes in laws governing the Florida State Reimbursement program, that the majority of these receivables and costs and estimated earnings in excess of billings on uncompleted contracts will be collected from Funders by December 31, 1996. Management expects to continue to provide services in Florida under the revised government program that provides for an assigned priority ranking system, task pre-approval, and payment within 45 days of invoicing of completed tasks.

In addition, the Company is responsible for any shortfalls related to the approximately $12 million of billings to the Florida State Reimbursement Program for services performed by the Company and paid to the Company by the Funders. In accordance with certain Funder agreements, the Company has placed approximately $1,458,000 in escrow to reimburse Funders for any shortfalls. Management believes the Company has reserved adequate amounts to cover any anticipated shortfalls.

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

In September 1995, the Company entered into a loan agreement with BNY Financial Corporation ("BNYFC"), increasing the Company's borrowing capacity. Borrowing capacity under this agreement is limited to a percent of eligible assets, primarily receivables, inventories and property and equipment. At June 30, 1996, the Company had borrowing capacity under the revolving loan of approximately $20,000,000, of which the Company had borrowed $13,860,000.

In June 1996, certain unit options and underlying warrants were exercised by the underwriters for net proceeds to the Company of approximately $2,019,000. In July 1996, additional unit options and underlying warrants were exercised for net proceeds to the Company of approximately $676,000. In July 1996, the Company sold 500 shares of Series B Convertible Redeemable Preferred Stock under Regulation S for net proceeds of $4,700,000. These proceeds were used to reduce long-term obligations and the revolving credit loan.

As part of its organizational consolidation, management is continuing to take steps to significantly reduce overhead and is evaluating further cost reduction and margin improvement programs. There can be no assurance that the Company will be able to generate cash from operations, borrowings or the sale of additional Company equity securities. Additionally, there can be no assurance that the Company will be in compliance with the Loan Agreement covenants or that eligible assets will be adequate to support borrowings under the Loan Agreement.

In addition to normal operating cash commitments, Omega has the following existing and planned cash requirements:

- - In accordance with the STC acquisition agreement, additional cash of up to $875,000 will be paid if certain income levels, as defined in the acquisition agreement, are achieved for each six month period between September 30, 1994 and September 30, 1997. As of June 30, 1996, these income levels have not been achieved.

- - Omega Financial facilitates third-party financing primarily for customers of the Company's operating divisions. In addition to serving as an intermediary between customers and funding sources, Omega Financial has been authorized by the Company's Board of Directors to provide up to $2 million to be held in limited recourse assurances and guarantees to participating financial institutions. At June 30, 1996, the Company has guaranteed repayment of certain loans of customers totaling $1,391,000.

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

- - Changes in government regulations affecting customers or the Company or additional changes in governmental reimbursement programs particularly in Florida;

- - Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or labor;

- - Competition;

- - Foreign operations in Mexico, which could be subject to an additional devaluation of the peso and foreign currency and import restrictions;

- - The ability to successfully reorganize the Company into functional lines on a national basis and obtain quantity discounts from vendors and to continue relationships with vendors;

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

- - The ability to generate cash from operations, borrowings, including funding of receivables under the Florida State
  Reimbursement Program, or the sale of additional equity securities;

- - The ability to maintain compliance with the covenants and conditions of the Company's loan agreement or that eligible assets will be adequate to support borrowing levels under the loan agreement;


- - Recoverability of goodwill and its dependency on certain entities achieving future profitable operations.

- - The occurrences of incidents which could subject the Company to liability or fines under any environmental laws or the adequacy of insurance; and

- - The timing and nature of any future acquisitions.

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

ITEM 2. CHANGE IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            3(i)  Amended  and  Restated  Certificate  of Incorporation

            11    Statement regarding computation of  per  share loss

            15    Letter re unaudited interim financial  information

            27    Financial Data Schedule

       (b)  Reports on Form 8-K

            None

           OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

                           SIGNATURES

Pursuant  to  the  registration requirements  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OMEGA ENVIRONMENTAL, INC.
                                (Registrant)



DATE:   August 14, 1996                /s/ Louis J. Tedesco
        -------------------     ----------------------------------
                                Louis J. Tedesco
                                Chief  Executive  Officer   and
                                President
                                (Principal Executive Officer)


DATE:   August 14, 1996               /s/ Dan E. Steigerwald
        -------------------     ----------------------------------
                                Dan E. Steigerwald
                                Chief Financial Officer
                                (Principal Financial Officer)


DATE:   August 14, 1996            /s/ Bradley S. Powell
        -------------------     ----------------------------------
                                Bradley S. Powell
                                Corporate  Controller (Principal
                                Accounting Officer)