Form 10-Q
period 1996-09-30
OMEGA ENVIRONMENTAL INC
filed 1996-11-14
CIK 871826

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                    19805 NORTH CREEK PARKWAY, PO BOX 3005
              BOTHELL, WASHINGTON                     98041-3005
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                               206-486-4800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          ----------------------------------------------------
          (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                      IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X       NO
                                                    ---         ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF OCTOBER 31, 1996, OUTSTANDING COMMON SHARES TOTALED 43,803,240.

                          OMEGA ENVIRONMENTAL, INC.
                              AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS....................................  1

  Consolidated Balance Sheets as of September 30, 1996 and March 31, 1996....  1

  Consolidated Statements of Operations for the Three Months and Six Months
    Ended September 30, 1996 and September 30, 1995..........................  2

  Consolidated Statements of Cash Flows for the Six Months Ended
    September 30, 1996 and September 30, 1995................................  3

  Notes to Consolidated Financial Statements.................................  4

  Review by Independent Public Accountant....................................  8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS..................................................  9

  Results of Operations......................................................  9

  Liquidity and Capital Resources............................................ 10

  Forward Looking Statements................................................. 12

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................... 13

ITEM 2. CHANGE IN SECURITIES................................................. 13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................... 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 14

ITEM 5. OTHER INFORMATION.................................................... 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... 14

                                  SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  SEPTEMBER      MARCH
                                                                                                     30,          31,
                                                                                                     1996         1996
                                                                                                 ------------   --------
                                                         ASSETS
Current assets:
  Cash                                                                                             $  1,752     $ 1,276
  Receivables, net of allowance for doubtful accounts of $1,980 at September 30,1996 and $2,518
   at March 31, 1996                                                                                 37,949      29,758
  Receivables from related parties                                                                      311         883
  Inventories                                                                                        12,468      10,512
  Costs and estimated earnings in excess of billings on uncompleted contracts                        11,489      18,757
  Prepaid expenses and other assets                                                                   3,624       1,956
                                                                                                 ------------   --------
        Total current assets                                                                         67,593      63,142

Property and equipment, at cost, net of accumulated depreciation and amortization                     9,046       9,752

Goodwill, net of accumulated amortization                                                            27,836      28,554

Notes receivable from related parties                                                                   500           -

Other assets                                                                                          1,046         565
                                                                                                 ------------   --------
                                                                                                   $106,021     $102,013
                                                                                                 ------------   --------
                                                                                                 ------------   --------
                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit loan                                                                            $ 16,013     $ 8,895
  Current installments of long-term obligations                                                       1,395       2,025
  Accounts payable                                                                                   16,110      17,495
  Accrued expenses                                                                                    7,199       9,441
  Billings in excess of costs and estimated earnings on uncompleted contracts                         2,654       2,352
                                                                                                 ------------   --------
        Total current liabilities                                                                    43,371      40,208

Long-term obligations, excluding current installments                                                   764       6,554
Class action lawsuit settlement obligation                                                               --       5,225
                                                                                                 ------------   --------
        Total liabilities                                                                            44,135      51,987
                                                                                                 ------------   --------
Shareholders' equity:
  Preferred stock, $.0025 par value. Authorized 5,000,000 shares; 500 shares of Series A
   Convertible Redeemable Preferred Stock and 500 shares of Series B Convertible Redeemable
   Preferred Stock issued; no shares of Series A outstanding at September 30, 1996 and 210 shares of Series A outstanding at March 31, 1996; and 481 shares of Series B outstanding at
   September 30, 1996 and no shares of Series B outstanding at March 31, 1996
  Common stock, $.0025 par value. Authorized 100,000,000 shares; issued and outstanding
   43,527,581 shares at September 30, 1996 and 38,662,637 at March 31, 1996                             109          97
  Additional paid in capital                                                                        124,510     111,636
  Treasury stock, 100,000 shares at September 30, 1996 and March 31, 1996, at cost                     (563)       (563)
  Foreign currency translation adjustment                                                              (993)       (972)
  Accumulated deficit                                                                               (61,177)    (60,172)
                                                                                                 ------------   --------
        Total shareholders' equity                                                                   61,886      50,026
                                                                                                 ------------   --------

Commitments and contingencies
                                                                                                 ------------   --------
                                                                                                   $106,021     $102,013
                                                                                                 ------------   --------
                                                                                                 ------------   --------

See accompanying notes to consolidated financial statements.

                  OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                                                      ----------------  ----------------
                                                                                       1996     1995     1996     1995
                                                                                      -------  -------  -------  -------
Sales                                                                                 $40,628  $38,179  $79,841  $78,588
Cost of sales                                                                          32,371   29,967   63,747   62,395
                                                                                      -------  -------  -------  -------
        Gross profit                                                                    8,257    8,212   16,094   16,193
                                                                                      -------  -------  -------  -------
Operating expenses:
  Selling, general and administrative                                                   7,845    7,432   15,396   15,109
  Amortization of goodwill                                                                421      487      830      978
                                                                                      -------  -------  -------  -------
        Total operating expenses                                                        8,266    7,919   16,226   16,087
                                                                                      -------  -------  -------  -------
  Operating income (loss)                                                                  (9)     293     (132)     106
                                                                                      -------  -------  -------  -------
Other income (expense):
  Interest income                                                                          60      149       90      277
  Interest expense                                                                       (619)    (517)  (1,392)    (912)
  Other, net                                                                              346       68      429      179
                                                                                      -------  -------  -------  -------
        Total other income (expense)                                                     (213)    (300)    (873)    (456)
                                                                                      -------  -------  -------  -------
        Net loss                                                                      $  (222) $    (7) $(1,005) $  (350)
                                                                                      -------  -------  -------  -------
                                                                                      -------  -------  -------  -------
Net loss per common share                                                             $ (0.01) $ (0.00) $ (0.02) $ (0.01)
                                                                                      -------  -------  -------  -------
                                                                                      -------  -------  -------  -------
Weighted average number of common shares outstanding                                   42,678   34,216   41,401   33,599
                                                                                      -------  -------  -------  -------
                                                                                      -------  -------  -------  -------

See accompanying notes to consolidated financial statements.

                   OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                      SIX MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                                      -----------------
                                                                                                       1996      1995
                                                                                                      -------  --------
Cash flows from operating activities:
  Net loss                                                                                            $(1,005) $   (350)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                       2,169     2,363
    Loss on disposition of equipment                                                                       16        87
    Change in certain assets and liabilities:
      Increase in receivables                                                                          (8,190)   (7,403)
      (Increase) decrease in inventories                                                               (1,957)      258
      Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                                         7,268      (781)
      Increase in prepaids and other assets                                                            (1,668)   (1,053)
      (Decrease) increase in accounts payable and accrued expenses                                     (3,626)    3,967
      Increase in billings in excess of cost and estimated earnings on uncompleted contracts              302       437
      Change in other assets and liabilities, net                                                        (592)   (1,225)
                                                                                                      -------  --------
        Net cash used in operating activities                                                          (7,283)   (3,700)
                                                                                                      -------  --------
Cash flows from investing activities:
  Collection of loans to related parties                                                                   72     2,248
  Proceeds from the disposition of equipment                                                              158       545
  Additions to property and equipment                                                                    (809)   (1,332)
                                                                                                      -------  --------
        Net cash (used in) provided by investing activities                                              (579)    1,461
                                                                                                      -------  --------
Cash flows from financing activities:
  Proceeds from lines of credit                                                                            --    29,625
  Repayments of lines of credit                                                                            --   (40,702)
  Net proceeds from borrowings under revolving credit loan                                              7,118       --
  Proceeds from long-term obligations                                                                       -    18,434
  Repayments of long-term obligations                                                                  (6,420)  (10,951)
  Proceeds from exercise of stock options, unit purchase options, warrants and employee stock
   purchase plan                                                                                        2,994       226
  Proceeds from sale of common and preferred stock                                                      4,700     4,831
  Costs associated with sale and registration of common and preferred stock                               (33)      (20)
                                                                                                      -------  --------
        Net cash provided by financing activities                                                       8,359     1,443
                                                                                                      -------  --------
  Effect of exchange rate changes on cash                                                                 (21)      (76)
                                                                                                      -------  --------
        Net decrease in cash                                                                              476      (872)
Cash at beginning of period                                                                             1,276     2,156
                                                                                                      -------  --------
Cash at end of period                                                                                 $ 1,752  $  1,284
                                                                                                      -------  --------
                                                                                                      -------  --------

Supplemental disclosure of cash flow information:
  Issuance of common stock in payment of class action lawsuit settlement obligation                   $ 5,225        --
                                                                                                      -------  --------
                                                                                                      -------  --------

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

     In September 1995, the Company entered into a loan agreement with BNY Financial Corporation ("BNYFC"), increasing the Company's borrowing capacity. Borrowing capacity under this agreement is limited to a percent of eligible assets, primarily receivables, inventories and property and equipment. At September 30, 1996, the Company had eligible collateral in excess of the maximum borrowing capacity of $20,000,000 under the revolving loan agreement. The Company had borrowed $16,013,000 under the revolving loan and $2,740,000 under the term loan as of September 30, 1996. In October 1996, BNYFC agreed to increase the maximum borrowing capacity under the revolving loan from $20,000,000 to $25,000,000.

     As of September 30, 1996, the Company had receivables and costs and estimated earnings in excess of billings on uncompleted contracts relating to the Florida State reimbursement program of approximately $5,300,000. The program allows the Company to enter into financing agreements with unrelated entities ("Funders") and assign the right of the reimbursement to the Funder for the specific reimbursement application. As of September 30, 1996, the Company has obtained commitments with Funders for up to $6.2 million of receivables under the Florida State reimbursement program.

     In June and July 1996, certain unit options and underlying warrants were exercised by the underwriters for net proceeds to the Company of approximately $2,759,000. In July 1996, the Company sold 500 shares of Series B Convertible Redeemable Preferred Stock under Regulation S for net proceeds of $4,700,000. These proceeds were used to reduce long-term obligations and the revolving credit loan.

     As part of its organizational consolidation, management has continued to take steps to significantly reduce overhead and is evaluating further cost reduction and margin improvement programs. There can be no assurance that the Company will be able to generate cash from operations, borrowings or the sale of additional Company equity securities. Additionally, there

                    OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     can be no assurance that the Company will be in compliance with the loan agreement covenants or that eligible assets will be adequate to support borrowing under the loan agreement. The accompanying consolidated financial information has been prepared on the basis that the Company will be able to meet its cash needs and continue as a going concern.

(3)  CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of receivables and costs and estimated earnings in excess of billings on uncompleted contracts resulting from sales to the commercial and retail petroleum industry. Other than amounts related to Florida and Texas State reimbursement programs, concentrations of credit risk are limited due to the Company's large number of customers and their geographic dispersion. At September 30, 1996, the Company had receivables and costs and estimated earnings in excess of billings on uncompleted contracts relating to Florida and Texas State reimbursement programs of approximately $5,300,000 and $6,000,000, respectively.

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

     During the six months ended September 30, 1996, certain entities continued to incur operating losses. Management is continuing to monitor the operating performance of these entities in relation to projections used at March 31, 1996. If the results suggest that goodwill impairment has occurred, the Company will critically analyze and measure the aforementioned goodwill for impairment, and a significant write down is possible.

(5)  REVOLVING CREDIT LOAN AND LONG-TERM OBLIGATIONS

     In September 1995, the Company entered into a $30,000,000 Revolving and Term Loan Agreement ("Loan Agreement") with BNYFC. The three-year Loan Agreement provides for a $10,000,000 term loan and $20,000,000 revolving loan and is secured by the Company's assets. Borrowing capacity under the Loan Agreement is limited to a percent of eligible assets (as defined in the Loan Agreement), primarily receivables, inventories and property and equipment. At September 30, 1996, the Company had eligible collateral in excess of the maximum borrowing capacity of $20,000,000 under the revolving loan agreement. The Company had borrowed $16,013,000 under the revolving loan and $2,740,000 under the term loan as of September 30, 1996. In October 1996, BNYFC agreed to increase the maximum borrowing capacity under the revolving loan from $20,000,000 to $25,000,000.

                    OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     This financing agreement contains covenants which, among other provisions, require the Company to maintain a minimum tangible net worth, minimum working capital, minimum net income, and other financial ratios, and restrictions on acquisitions, capital expenditures, additional indebtedness or liens, payment of dividends, and other restrictions. As of March 31, 1996, the Company was not in compliance with certain financial covenants. BNYFC waived these events of default for March 31, 1996 and modified certain financial and other covenants consistent with management's forecast. As partial consideration for these actions, the Company paid BNYFC certain additional fees.
     Further, the Company's interest rates through July 31, 1996 were increased 200 basis points. At September 30, 1996, the Company was in compliance with these covenants and restrictions.

(6)  PREFERRED STOCK

     During the first six month period of 1996, 210 shares of Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") were converted into 970,899 shares of Common Stock.

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

     Each share of Series B Preferred Stock is convertible into shares of Common Stock, through July 30, 1997. The number of shares of Common Stock to be issued upon conversion is determined by dividing $10,000 by the lower of (i) $1.83661 or (ii) 85% of the average closing bid price of the Company's Common Stock over the seven trading-day period immediately preceding each written notice by a holder of the Series B Preferred Stock of such conversion. In September 1996, 19 shares of Series B Preferred Stock were converted into 134,485 shares of Common Stock. Additionally, in October 1996, 35 shares of Series B Preferred Stock were converted into 289,692 shares of Common Stock.

     The Company has the right, subject to BNYFC approval, to redeem all of the outstanding Series B Preferred Stock for $12,200 per share. Unless redeemed or converted, the Series B Preferred Stock will automatically convert to Common Stock on July 30, 1997.

(7)  UNIT OPTIONS

     In June and July 1996, the underwriters exercised 114,011 IPO and
     4.59375 Private Placement unit options, including underlying Class A and B common stock purchase warrants. The Company issued 1,839,555 shares of Common Stock for net proceeds to the Company of approximately $2,759,000.

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

     As of September 30, 1996, principal amounts owing to Funders from the Florida State reimbursement program for services performed by the Company were approximately $20,000,000. The reimbursement received by the Funder may be less than amounts originally submitted due to deductions for costs which, in the State's opinion, are not allowable under the regulations. Upon such notification, the Funder may appeal and/or require the Company to repurchase the denied amount. In accordance with certain Funder agreements, the Company has placed approximately $2,251,000 in escrow (classified in other current assets) to provide security to Funders for any shortfalls. Management believes the Company has reserved adequate amounts to cover any anticipated shortfalls.

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

     The Company from time to time is subject to ordinary routine litigation relating to its operations, some of which is covered by insurance, some of which may not be. The Company may have liability under environmental laws for work performed by it or its acquired entities, including clean-up liability under the Super Fund laws or similar state and local laws. At the current time the Company does not believe that any litigation it is involved in would result in a material adverse effect on the Company's financial condition or results of operations. However, given the nature of environmental lawsuits the Company is or could be subject to, no assurance can be given that any such lawsuits may not result, individually or in the aggregate, in a material judgment against the Company. As of the September 30, 1996, the Company is not subject to any environmental lawsuit brought by any governmental agency.

                     INDEPENDENT AUDITORS' REVIEW REPORT
-------------------------------------------------------------------------------

The Board of Directors
Omega Environmental, Inc.


We have reviewed the accompanying consolidated financial information of Omega Environmental, Inc. and subsidiaries as of September 30, 1996 and for the three-month and six month periods then ended. This consolidated financial information is the representation of the Company's management.

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

Seattle, Washington
November 13, 1996

                    OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Management is focused on improving operations and achieving profitability. In the quarter ended March 31, 1996, management significantly lowered overhead, eliminated duplicate functions and facilities, disposed of non-core lines of business, and significantly downsized two units' operations. The Company is continuing the process of aligning operations along functional lines on a national basis including (i) centralizing purchasing and bringing distribution under one national information system, (ii) consolidating maintenance services in one nationally coordinated and directed unit, and
(iii) consolidating marketing and sales activities.

THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO 1995

The Company's net loss increased $215,000 and $655,000 for the three and six months ended September 30, 1996, respectively. The increase was due primarily to expenses incurred in centralizing purchasing and distribution, consolidating maintenance service activities, and increased bank charges, net of the elimination of redundant overhead costs during the three and six months ended September 30, 1996. Management expects these additional expenses to continue until the organization is fully transitioned to the new functional arrangement.

SALES, COST OF SALES AND GROSS PROFIT

Sales increased $2,449,000 or 6% and $1,253,000 or 2% for the three months and six months ended September 30, 1996, respectively, primarily due to the growth in maintenance repair services and environmental services. Growth was net of sales from non-core operations included in 1995 and discontinued by March 1996.

Cost of sales increased $2,404,000 or 8% and $1,352,000 or 2% for the three and six months ended September 30, 1996, respectively, primarily due to the increase in sales, and higher than previously estimated costs on certain fixed-price government construction contracts. Management has decided to exit this business and has estimated total costs-to-complete these contracts, but actual final total costs-to-complete could differ from those estimates.

Gross profit margins as a percent of sales decreased by 2% for the three months and 1% and six months ended September 30, 1996, due to lower margins on fixed-priced government construction contracts and environmental services.

OPERATING EXPENSES

Selling, general and administrative expenses increased by $413,000 and $287,000 for the three months and six months ended September 30, 1996, respectively. The increase included severance and other expenses related to the operational consolidation of purchasing and distribution, consolidating maintenance service activities, and increased bank charges, net of the elimination of redundant overhead costs. As a percentage of sales, selling, general and administrative expenses remained the same at 19% for the three and six month periods.

                    OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

Amortization of goodwill decreased due to the goodwill write-down recorded in March 1996. Goodwill will continue to have an adverse effect on future results of operations.

During the six months ended September 30, 1996, certain entities continued to incur operating losses. Management is continuing to closely monitor and take action to improve the operating performance of these entities in relation to projections used at March 31, 1996. If results suggest that goodwill impairment has occurred, the Company will critically analyze and measure the aforementioned goodwill for impairment, and a significant write-down is possible.

OTHER INCOME (EXPENSE)

The decrease in interest income and the increase in interest expense for the three and six months ended September 30, 1996 related to higher interest rates, increased borrowings and the continued use of cash in operations. Interest expense for the three months ended September 30, 1996, as compared to the three months ended June 30, 1996, decreased due to discontinuance of the default rate in July under the BNYFC Loan Agreement and the repayment of debt with proceeds from the exercise of unit options and sale of Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

                                                           (IN THOUSANDS)
Six Months Ended September 30,                            1996           1995
                                                     --------------------------
Net cash used in operating activities                   $(7,283)        (3,700)
Net cash provided by (used in) investing
  activities                                               (579)         1,461
Net cash provided by financing activities                 8,359          1,443

                                                     September 30,     March 31,
                                                         1996            1996
                                                     --------------------------
Working capital                                         $24,222         22,934
Long-term obligations, excluding current
  installments and class action lawsuit
  settlement obligation                                     764          6,554

The Company has incurred significant losses since inception and operations have not generated cash. Net cash used in operating activities increased $3,583,000 due to an increase in net loss and changes in certain assets and liabilities. Cash provided by the reduction of costs and estimated earnings in excess of billings on uncompleted contracts, principally related to the Florida State reimbursement program, was more than offset by cash used in the increase of receivables and payment of accounts payable and accrued expenses.
 The Company's Environmental Services Division has rapidly expanded its operations in Texas due to favorable changes in the Texas State reimbursement program. As of September 30, 1996, the Company had receivables and costs and estimated earnings in excess of billings of $6,000,000. Changes in the Texas State reimbursement program that extend payment terms would adversely impact the Company's liquidity.

Net cash used in investing activities was $579,000 in the six months of 1996, as compared to cash provided by investing activities of $1,461,000 in the same period in 1995. This change is primarily due to the collection of loans from related parties in 1995. Net cash provided by financing activities was $8,359,000 in the six months of 1996, as compared to $1,443,000 in 1995.
This increase is primarily due to additional borrowings under the revolving credit loan to finance cash used in operations. Proceeds

                    OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

from the sale of preferred stock and exercise of unit options of approximately $7,700,000 was used to repay borrowings under the revolving credit and term loans.

Working capital increased $1,288,000 primarily due to a portion of proceeds from the sale of preferred stock used to repay borrowings under the revolving credit loan. Long-term obligations, excluding current installments and class action lawsuit settlement obligation, decreased $5,790,000 due to repayment of borrowings under the term loan agreement from the proceeds of the exercise of unit options and sale of preferred stock

As of September 30, 1996, the Company had receivables and costs and estimated earnings in excess of billings of $5,300,000 related to the Florida State reimbursement program. The Company has obtained commitments to fund up to $6.2 million of these receivables and costs and estimated earnings in excess of billings on uncompleted contracts. Management believes, based upon recent changes in laws governing the Florida State reimbursement program, that the majority of these receivables and costs and estimated earnings in excess of billings on uncompleted contracts will be collected from Funders by December 31, 1996. Management expects to continue to provide services in Florida under the revised government program that provides for an assigned priority ranking system, task pre-approval, and payment within 45 days of invoicing of completed tasks.

In addition, the Company is responsible for any shortfalls related to the approximately $20 million of billings to the Florida State reimbursement program for services performed by the Company and paid to the Company by the Funders. In accordance with certain Funder agreements, the Company has placed approximately $2,251,000 in escrow (classified in other current assets) to provide security to Funders for any shortfalls. Management believes the Company has reserved adequate amounts to cover any anticipated shortfalls.

In September 1995, the Company entered into a loan agreement with BNY Financial Corporation ("BNYFC"), increasing the Company's borrowing capacity.
 Borrowing capacity under this agreement is limited to a percent of eligible assets, primarily receivables, inventories and property and equipment. At September 30, 1996, the Company had eligible collateral in excess of the maximum borrowing capacity of $20,000,000 under the revolving loan agreement.
 The Company had borrowed $16,013,000 under the revolving loan and $2,740,000 under the term loan as of September 30, 1996. In October 1996, the maximum borrowing capacity under the revolving loan was increased from $20,000,000 to $25,000,000.

In June and July 1996, certain unit options and underlying warrants were exercised by the underwriters for net proceeds to the Company of approximately $2,759,000. In July 1996, the Company sold 500 shares of Series B Convertible Redeemable Preferred Stock under Regulation S for net proceeds of $4,700,000. These proceeds were used to reduce long-term obligations and the revolving credit loan.

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

In addition to normal operating cash commitments, the Company has the following existing and planned cash requirements:

                    OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

- In accordance with the STC acquisition agreement, additional cash of up to $875,000 will be paid if certain income levels, as defined in the acquisition agreement, are achieved for each six month period between September 30, 1994 and September 30, 1997. As of September 30, 1996, these income levels have not been achieved.

- Omega Financial facilitates third-party financing primarily for customers of the Company's operating divisions. In addition to serving as an intermediary between customers and funding sources, Omega Financial was authorized by the Company's Board of Directors to provide up to $2 million to be held in limited recourse assurances and guarantees to participating financial institutions. At September 30, 1996, the Company has guaranteed repayment of certain loans of customers totaling $1,394,000.

FORWARD LOOKING STATEMENTS

Matters discussed herein contain forward looking statements that involve risk and uncertainties. The Company's results may differ significantly from results indicated by forward looking statements. Factors that might cause some differences, include but are not limited to:

- Changes in general economic conditions, include but are not limited to increases in interest rates and supply and prices of petroleum products, affecting customers or the Company;

- Changes in government regulations affecting customers or the Company or additional changes in governmental reimbursement programs particularly in Florida and Texas;

- Risks generally involved in the construction business, including weather, fixed price contracts and shortages of materials or labor;

-  Competition;

- Foreign operations in Mexico, which could be subject to an additional devaluation of the peso and foreign currency and import restrictions;

- The ability to successfully reorganize the Company into functional lines on a national basis and obtain quantity discounts from vendors and to continue relationships with vendors;

- The ability to generate cash from operations, borrowings, including funding of receivables under the Florida and Texas State reimbursement programs, or the sale of additional equity securities;

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

         The Company from time to time is subject to ordinary routine litigation relating to its operations, some of which is covered by insurance, some of which may not be. The Company may have liability under environmental laws for work performed by it or its acquired entities, including clean-up liability under the Super Fund laws or similar state and local laws. At the current time the Company does not believe that any litigation it is involved in would result in a material adverse effect on the Company's financial condition or results of operations. However, given the nature of environmental lawsuits the Company is or could be subject to, no assurance can be given that any such lawsuits may not result, individually or in the aggregate, in a material judgment against the Company. As of the September 30, 1996, the Company is not subject to any environmental lawsuit brought by any governmental agency.

ITEM 2.  CHANGE IN SECURITIES

         Sales of Unregistered Securities

         In July and August 1996, one entity converted 20 shares of Series A Convertible Redeemable Preferred Stock (sold in fiscal year 1996) into 111,478 shares of Common Stock.

         In July 1996, the Board of Directors designated 500 shares of the preferred stock to be Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock") and the Company sold these 500 shares to eight entities under Regulation S for net proceeds of $4,700,000. See Note 6 Preferred Stock in Notes to Consolidated Financial Statements for conversion rights. In September 1996, two entities converted 19 shares of Series B Preferred Stock into 134,485 shares of Common Stock. Additionally, in October 1996, four entities converted 35 shares of Series B Preferred Stock into 289,692 shares of Common Stock.

         These conversions are exempt under Section 3(a)9 of the Securities Act of 1933 as exchanges of securities are with existing security holders without the payment of any compensation.

                    OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 1996 Annual Meeting of Shareholders of Omega Environmental, Inc. was held on September 26, 1996.

         (b) Shareholders elected six members to the Board of Directors to serve until the next Annual Meeting of the Shareholders or until their respective successors shall be elected and qualify. The members elected and the votes for and withheld were as follows:

                  MEMBER ELECTED             FOR     WITHHELD
                  --------------             ---     ---------
                  Louis J. Tedesco       21,738,855  2,324,554
                  Leo L. Azure, Jr.      21,695,156  2,368,253
                  Edgar S. Brower        21,752,940  2,310,469
                  Edward J. O'Sullivan   22,934,389  1,129,020
                  Douglas R. Rogers      21,742,840  2,320,569
                  Steve Sarich           21,734,520  2,328,889

         (c) Shareholders approved an amendment to increase the number of shares reserved for issuance under the Company's 1990 Stock Option Plan from 4,000,000 to 5,000,000 shares. There were 22,518,838 shares voted in favor of the proposal, 2,258,749 shares voted against the proposal and 1,912,291 abstained.

         (d) Shareholders approved a proposal to increase the authorized number of shares of the Company's $0.0025 par value Common Stock from 60,000,000 shares to 100,000,000 shares. There were 24,183,318 shares voted in favor of the proposal, 953,220 voted against the proposal and 1,570,890 abstained.

         (e) Shareholders approved a proposal to change the Company's name from Omega Environmental, Inc. to Omega America, Inc. There were 24,948,128 shares voted in favor of the proposal, 175,135 voted against the proposal and 1,584,165 abstained.

ITEM 5.  OTHER INFORMATION

         None.

                    OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               3(i)  Amended and Restated Certificate of Incorporation
              11     Statement regarding computation of per share loss
              15     Letter re unaudited interim financial information
              27     Financial Data Schedule
              99     Amendment to $30,000,000 Revolving and Term Loan Agreement
                     by and between Registrant and BNY Financial Corporation

          (b)  Reports on Form 8-K

               None

                    OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OMEGA ENVIRONMENTAL, INC.
                                       (Registrant)


DATE:  November 13, 1996               /s/ Louis J. Tedesco
------------------------               ----------------------------------------
                                       Louis J. Tedesco
                                       Chairman of the Board of Directors,
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)


DATE:  November 13, 1996               /s/ Dan E. Steigerwald
------------------------               ----------------------------------------
                                       Dan E. Steigerwald
                                       Chief Financial Officer (Principal
                                       Financial Officer)


DATE:  November 13, 1996                /s/ Bradley S. Powell
------------------------               ----------------------------------------
                                       Bradley S. Powell
                                       Corporate Controller (Principal
                                       Accounting Officer)