Form 10-Q
period 1996-12-31
OMEGA ENVIRONMENTAL INC
filed 1997-02-14
CIK 871826

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                         ---------    ----------
                            Commission File Number 0-20267

                              OMEGA ENVIRONMENTAL, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                91-1499751
      (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                        19805 NORTH CREEK PARKWAY, PO BOX 3005
                 BOTHELL, WASHINGTON                           98041-3005
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                     206-486-4800
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                   ----------------------------------------------
                   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                         YEAR, IF CHANGED SINCE LAST REPORT)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES    X         NO
                                                  -----           -----
                        APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. AS OF JANUARY 31, 1997, OUTSTANDING COMMON SHARES TOTALED 48,409,824.

                              OMEGA ENVIRONMENTAL, INC.
                                   AND SUBSIDIARIES


                            PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . 1

  Consolidated Balance Sheets as of December 31, 1996 and March
   31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

  Consolidated Statements of Operations for the Three Months and
   Nine Months Ended December 31, 1996 and December 31, 1995 . . . . . . . . 2

  Consolidated Statements of Cash Flows for the Nine Months ended
   December 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . 3

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 4

  Review by Independent Public Accountant. . . . . . . . . . . . . . . . . . 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . .10

    Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .10

    Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . .12

    Forward Looking Statements . . . . . . . . . . . . . . . . . . . . . . .14

                             PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 2. CHANGE IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . .16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .16

ITEM 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .17

                                      SIGNATURES

                            PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                      Omega Environmental, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                          (IN THOUSANDS, EXCEPT SHARE DATA)

 ---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                                                                       DECEMBER 31,  MARCH 31,
                                     ASSETS                                               1996        1996
---------------------------------------------------------------------------------------------------------------
Current assets:
        Cash                                                                           $   1,954   $   1,276
        Receivables, net of allowance for doubtful accounts of $1,942 at
              December 31,1996 and $2,518 at March 31, 1996                               36,778      29,758
        Receivables from related parties                                                     852         883
        Inventories                                                                       12,624      10,512
        Costs and estimated earnings in excess of billings on uncompleted contracts       13,580      18,757
        Prepaid expenses and other current assets                                          4,414       1,956
                                                                                         ---------------------
                          Total current assets                                            70,202      63,142

Property and equipment, at cost, net of accumulated depreciation
        and amortization                                                                   8,748       9,752

Goodwill, net of accumulated amortization                                                 19,442      28,554

Other assets                                                                                 937         565
---------------------------------------------------------------------------------------------------------------
                                                                                       $  99,329   $ 102,013
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Current liabilities:
        Revolving credit loan                                                          $  18,604   $   8,895
        Current installments of long-term obligations                                      1,705       2,025
        Accounts payable                                                                  16,879      17,495
        Accrued expenses                                                                   9,590       9,441
        Billings in excess of costs and estimated earnings on uncompleted contracts        3,332       2,352
                                                                                         ---------------------
                          Total current liabilities                                       50,110      40,208

Long-term obligations, excluding current installments                                         83       6,554
Class action lawsuit settlement obligation                                                     -       5,225
                                                                                         ---------------------
                          Total liabilities                                               50,193      51,987
                                                                                         ---------------------

Shareholders' equity:
        Preferred stock, $.0025 par value.  Authorized 5,000,000 shares;
              500 shares of Series A Convertible Redeemable Preferred Stock and
              500 shares Series B Convertible Redeemable Preferred Stock issued;
              no shares of Series A outstanding at December 31, 1996 and 210 shares of Series A outstanding at March 31, 1996; and 40 shares of Series B oustanding at December 31, 1996 and no shares of Series B outstanding at March 31, 1996
        Common stock, $.0025 par value.  Authorized 100,000,000 shares;
              issued and outstanding 48,409,824 shares at December 31, 1996
              and 38,662,637 at March 31, 1996                                               121          97
        Additional paid in capital                                                       124,496     111,636
        Treasury stock, 100,000 shares at December 31, 1996 and
               March 31, 1996, at cost                                                     (563)       (563)
        Foreign currency translation adjustment                                          (1,102)       (972)
        Accumulated deficit                                                             (73,816)    (60,172)
                                                                                         ---------------------
                           Total shareholders' equity                                     49,136      50,026

Commitments and contingencies
---------------------------------------------------------------------------------------------------------------
                                                                                       $  99,329   $ 102,013
---------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                      Omega Environmental, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      DECEMBER 31,                   DECEMBER 31,
                                               --------------------------    --------------------------
                                                1996           1995           1996           1995
-------------------------------------------------------------------------    --------------------------
Sales                                        $  41,014      $  40,058      $ 120,855      $ 118,646
Cost of sales                                   35,922         32,021         99,668         94,416
                                               --------------------------    --------------------------
                  Gross profit                   5,092          8,037         21,187         24,230
                                               --------------------------    --------------------------

Operating expenses:
        Selling, general and administrative      8,700          8,769         24,096         23,877
        Goodwill write-down                      7,982              -          7,982             -
        Amortization of goodwill                   410            488          1,240          1,467
                                               --------------------------    --------------------------
                Total operating expenses        17,092          9,257         33,318         25,344
                                               --------------------------    --------------------------
                Operating loss                 (12,000)        (1,220)       (12,131)        (1,114)
                                               --------------------------    --------------------------

Other income (expense):
        Interest income                             46             76            136            353
        Interest expense                          (696)          (602)        (2,088)        (1,513)
        Other, net                                  11            (61)           439            117
                                               --------------------------    --------------------------
                Total other income (expense)      (639)          (587)        (1,513)        (1,043)
                                               --------------------------    --------------------------
                Net loss                     $ (12,639)      $ (1,807)     $ (13,644)     $  (2,157)
                                               --------------------------    --------------------------

Net loss per common share                    $   (0.28)      $  (0.05)     $   (0.32)     $   (0.06)
                                               --------------------------    --------------------------

Weighted average number of
       common shares outstanding                44,942         35,505         42,576         34,224
-------------------------------------------------------------------------------------------------------





See accompanying notes to consolidated financial statements.

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------
                                                                                          NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                       -----------------------
                                                                                         1996         1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                                              $(13,644)    $ (2,157)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                                          3,240        3,515
   Goodwill write-down                                                                    7,982            -
   Loss on disposition of equipment                                                          96           90
   Change in certain assets and liabilities:
     Increase in receivables                                                             (7,022)      (7,038)
     Increase in inventories                                                             (2,142)        (946)
     Decrease (increase) in costs and estimated earnings in excess of billings
        on uncompleted contracts                                                          5,170       (3,194)
     Increase in prepaids and other current assets                                       (2,459)      (1,086)
     (Decrease) increase in accounts payable and accrued expenses                          (434)       2,562
     Increase in billings in excess of cost and estimated earnings on
        uncompleted contracts                                                               984          473
     Change in other assets and liabilities, net                                           (481)        (812)
                                                                                       -----------------------
         Net cash used in operating activities                                           (8,710)      (8,593)
                                                                                       -----------------------

Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired                                             -         (814)
 Collection of loans to related parties                                                     128        2,498
 Additions to related party receivables                                                     (97)           -
 Proceeds from the disposition of equipment                                                 245          665
 Additions to property and equipment                                                     (1,338)      (1,762)
                                                                                       -----------------------
         Net cash (used in) provided by investing activities                             (1,062)         587
                                                                                       -----------------------

Cash flows from financing activities:
 Proceeds from lines of credit                                                                -       29,625
 Repayments of lines of credit                                                                -      (40,702)
 Net proceeds from borrowings under revolving credit loan                                 9,709       11,100
 Proceeds from long-term obligations                                                          -       11,778
 Repayments of long-term obligations                                                     (6,791)      (9,387)
 Proceeds from exercise of stock options, unit purchase options, warrants
    and employee stock purchase plan                                                      2,997          229
 Proceeds from sale of common and preferred stock                                         4,700        9,830
 Costs associated with sale and registration of common and preferred stock                  (38)        (314)
                                                                                       -----------------------
         Net cash provided by financing activities                                       10,577       12,159
                                                                                       -----------------------

 Effect of exchange rate changes on cash                                                   (127)          35
                                                                                       -----------------------
         Net increase in cash                                                               678        4,188

Cash at beginning of period                                                               1,276        2,156
                                                                                       -----------------------

Cash at end of period                                                                  $  1,954     $  6,344
                                                                                       -----------------------

Supplemental disclosure of cash flow information:
 Issuance of common stock in payment of class action lawsuit
    settlement obligation                                                              $  5,225            -
--------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

(1) CONSOLIDATION

    The consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of Omega Environmental, Inc. and Subsidiaries ("Omega" or "Company"), and notes thereto, for its fiscal year ended March 31, 1996.

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

    Borrowing capacity under the BNY Financial Corporation ("BNYFC") Loan Agreement is limited to a percent of eligible assets (as defined in the Loan Agreement), primarily receivables, inventories and property and equipment. At December 31, 1996, the Company had borrowing capacity under the revolving loan of approximately $18.8 million and borrowings of $18,604,000.

    This financing agreement contains covenants which, among other provisions, require the Company to maintain a minimum tangible net worth, minimum working capital, minimum net income, and other financial ratios, and restrictions on acquisitions, capital expenditures, additional indebtedness or liens, payment of dividends, and other restrictions. The Company is currently in default of the minimum net income, interest coverage, and minimum tangible net worth covenant provisions of the Loan Agreement with BNYFC. As a result of such defaults, the interest rates increased by 200 basis points during the default period and $659,000 of the term loan has been reclassified from long-term to current liabilities. BNYFC has continued to extend credit to the Company during the default period. As of February 13, 1997, the Company's borrowings under the revolving loan of $20,513,000 exceeded eligible assets by approximately $1,200,000. BNYFC has agreed to temporarily extend credit over eligible assets, but could discontinue the extension at any time. The Loan Agreement also provides for an additional interest rate increase of 200 basis points during the month when borrowings exceed eligible assets.

    The Company is currently negotiating with BNYFC to try to amend the Loan Agreement to provide for additional collateral eligibility based on a reappraisal of property and equipment values, extended eligibility periods for receivables from state reimbursement programs, and modified covenants based on future operating plans and forecasts. At this time, the Company is preparing the information needed for the amendment and expects the process to be completed in the next 30 to 60 days. While the Company expects to successfully amend the Loan Agreement

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

    with BNYFC, no assurances can be given that such amendment will occur or that the Company will not have to pay substantial fees or increased interest rates to accomplish such an amendment. The Company is currently dependent on the BNYFC loan to supply necessary working capital for its operations.

    If amendment of the BNYFC agreement is not successful, the Company will seek to replace the loans from BNYFC with loans from other lenders. There can be no assurance that the Company will be able to replace the loans from BNYFC. The Company may also seek to raise additional capital through the issuance of convertible debt or preferred stock. However, no assurances can be given that the Company can successfully raise additional capital.

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

    As part of its organizational consolidation, management has continued to take steps to reduce overhead and improve margins. There can be no assurance that the Company will be able to generate cash from operations, borrowings or the sale of additional Company equity securities. Additionally, there can be no assurance that the Company will be able to amend the loan agreement covenants or that eligible assets will be adequate to support borrowing under the loan agreement. The accompanying consolidated financial information has been prepared on the basis that the Company will be able to meet its cash needs and continue as a going concern.

(3) CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of receivables and costs and estimated earnings in excess of billings on uncompleted contracts resulting from sales to the commercial and retail petroleum industry. Other than amounts related to Florida and Texas State reimbursement programs, concentrations of credit risk are limited due to the Company's large number of customers and their geographic dispersion. At December 31, 1996, the Company had receivables and costs and estimated earnings in excess of billings on uncompleted contracts relating to Florida and Texas State reimbursement programs of approximately $2,800,000 and $8,200,000, respectively.

(4) GOODWILL

    In the Company's 1996 annual report, it disclosed that (i) the Company had assessed the recoverability of goodwill and its dependence upon certain entities achieving future profitable operations, (ii) management had taken and continued to take steps to significantly reduce overhead and is evaluating further cost reduction and margin improvement programs, (iii) based upon current information and projections, goodwill will be recovered over the period of benefit, and (iv) if future profitable operations are not achieved at these entities, goodwill will be impaired. In the opinion of management, based on information and projections at that time, the remaining goodwill balance at March 31, 1996 will be recovered over the expected period of benefit. However, if future profitable operations are not achieved at these entities, goodwill will be impaired.

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

    In December 1996, the Company recognized a goodwill write-down of $7,982,000 related to the acquisitions of the W.B. Goode Company, Incorporated ("Goode") in September 1993, Silicate Technology Corporation ("STC") in September 1994, Fedco Tank and Equipment, Inc. and Affiliates ("Fedco") in May 1994, and Braswell and Arnold Equipment Companies ("Braswell") in November 1994. These operations have had significant operating losses since being acquired. During the quarter ended December 31, 1996, management made a strategic decision to realign and downsize Goode, Fedco and Braswell's operations. Reduced future operating levels, past losses and debt incurred to finance these losses have impaired these entities ability to recover goodwill over the expected period of benefit. Also, management decided to downsize or dispose of STC's operations due to past performance and none of the associated goodwill is expected to be recovered.

    The methodology that management used to assess the recoverability of goodwill of entities with continuing operations was to project results of operations forward through the remaining period of benefit. Projections were based on past business operations and management's changes to operations. The forecasts are management's best estimate of future results and includes a 3% annual increase in sales and slightly increasing margins. Projected future results were discounted at 13%, the Company's estimated cost of funds. The evaluation resulted in a full write-down of these entities' goodwill.

    The Company has assessed the recoverability of remaining goodwill, and it is dependent upon certain entities achieving future profitable operations. Management is continuing to monitor the operating performance of these entities in relation to projections. In the opinion of management, based upon current information and projections, the remaining goodwill balance at December 31, 1996 will be recovered over the expected period of benefit.

(5) REVOLVING CREDIT LOAN AND LONG-TERM OBLIGATIONS

    In September 1995, the Company entered into a $30,000,000 Revolving and Term Loan Agreement ("Loan Agreement") with BNYFC. The three-year Loan Agreement provides for a $10,000,000 term loan and $20,000,000 revolving loan and is secured by the Company's assets. In October 1996, BNYFC agreed to increase the maximum borrowing capacity under the revolving loan from $20,000,000 to $25,000,000. Borrowing capacity under the Loan Agreement is limited to a percent of eligible assets (as defined in the Loan Agreement), primarily receivables, inventories and property and equipment. At December 31, 1996, the Company had borrowing capacity under the revolving loan of approximately $18.8 million and borrowings of $18,604,000. Borrowings under the term loan are $2,327,000 at December 31, 1996.

    This financing agreement contains covenants which, among other provisions, require the Company to maintain a minimum tangible net worth, minimum working capital, minimum net income, and other financial ratios, and restrictions on acquisitions, capital expenditures, additional indebtedness or liens, payment of dividends, and other restrictions. The Company is currently in default of the minimum net income, interest coverage, and minimum tangible net worth covenant provisions of the Loan Agreement with BNYFC. As a result of such defaults, the interest rates increased by 200 basis points during the default period and $659,000 of the term loan has been reclassified from long-term to current liabilities. BNYFC has continued to extend credit to the Company during the default period.

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

(6) PREFERRED STOCK

    In December 1995, the Board of Directors designated 500 shares of the preferred stock to be Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock"). On December 28, 1995, the Company sold 500 shares of Series A Preferred Stock for net proceeds of $4,635,000. In the fiscal year ended March 31, 1996, 290 shares were converted into 1,582,794 shares of Common Stock and during the nine months ended December 31, 1996, the remaining 210 shares of Series A Preferred Stock were converted into 970,899 shares of Common Stock.

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

    Each share of Series B Preferred Stock is convertible into shares of Common Stock, through July 30, 1997. The number of shares of Common Stock to be issued upon conversion is determined by dividing $10,000 by the lower of
    (i) $1.83661 or (ii) 85% of the average closing bid price of the Company's Common Stock over the seven trading-day period immediately preceding each written notice by a holder of the Series B Preferred Stock of such conversion. For the nine month period ended December 31, 1996, 460 shares of Series B Preferred Stock were converted into 5,027,044 shares of Common Stock.

    The Company has the right, subject to BNYFC approval, to redeem all of the outstanding Series B Preferred Stock for $12,200 per share. Unless redeemed or converted, the Series B Preferred Stock will automatically convert to Common Stock on July 30, 1997.

(7) UNIT OPTIONS

    In June and July 1996, the underwriters exercised 114,011 IPO and 4.59375 Private Placement unit options, including underlying Class A and B common stock purchase warrants. The Company issued 1,839,555 shares of Common Stock for net proceeds to the Company of approximately $2,759,000. At December 31, 1996, 4.34375 Private Placement unit options are outstanding.

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

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

    As of December 31, 1996, principal amounts owing to Funders from the Florida State reimbursement program for services performed by the Company were approximately $22,000,000. The reimbursement received by the Funder may be less than amounts originally submitted due to deductions for costs which, in the State's opinion, are not allowable under the regulations. Upon such notification, the Funder may appeal and/or require the Company to repurchase the denied amount. In accordance with certain Funder agreements, the Company has placed approximately $2,951,000 in escrow (classified in other current assets) to provide security to Funders for any shortfalls. Management believes the Company has reserved adequate amounts to cover any anticipated shortfalls.

    In 1994 the Company filed a lawsuit against Gilbarco Inc., a unit of General Electric PLC in the United Kingdom and a major manufacturer of fuel dispensing equipment, alleging violation of antitrust and other laws. This action was filed by the Company in response to Gilbarco's canceling its distributorship arrangement with two of the Company's operations. On December 4, 1995, in the U.S. Federal Court for the Western District of Washington, in Seattle, a jury awarded the Company and two of its operations, $27 million in damages and related interest and attorneys' fees and costs. The U.S. Federal Court judge has since entered a judgment in favor of the Company and denied a motion to set aside the previously announced judgment. Gilbarco has filed an appeal. The Company will not recognize the award in its consolidated financial statements until it is received or assured.

    The Company from time to time is subject to ordinary routine litigation relating to its operations, some of which is covered by insurance, some of which may not be. The Company may have liability under environmental laws for work performed by it or its acquired entities, including clean-up liability under the Super Fund laws or similar state and local laws. At the current time the Company does not believe that any litigation it is involved in would result in a material adverse effect on the Company's financial condition or results of operations. However, given the nature of environmental lawsuits the Company is or could be subject to, no assurance can be given that any such lawsuits may not result, individually or in the aggregate, in a material judgment against the Company. As of the December 31, 1996, the Company is not subject to any environmental lawsuit brought by any governmental agency.

                         INDEPENDENT AUDITORS' REVIEW REPORT
--------------------------------------------------------------------------------


The Board of Directors
Omega Environmental, Inc.


We have reviewed the accompanying consolidated balance sheet of Omega Environmental, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations and cash flows for the three-month and nine month periods ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for it to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Omega Environmental, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 31, 1996, except as to notes 2 and 5(d), which are dated June 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

                                                       /s/ KPMG Peat Marwick LLP
Seattle, Washington
February 13, 1997

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Management is focused on improving operations and achieving profitability. Operating results have not met management's expectations and steps are continuing to be taken to either improve, downsize, or dispose of unprofitable operations. As a result of these decisions and past operating losses of certain operations, a goodwill write-down of $7,982,000 was recorded in December 1996. To improve operations and reduce overhead, the Company is continuing the process of aligning operations along functional lines on a national basis including (i) centralizing purchasing and bringing distribution under one national computerized information system, (ii) consolidating maintenance services in one nationally coordinated and directed unit, (iii) consolidating construction management and implementing improved project management systems and controls,
(iv) consolidating marketing and sales activities, and (v) consolidating locations and closing unprofitable locations. Management expects operating losses to continue in the short-term until operations are fully aligned along functional lines and discontinued units are fully disposed of. The cost and timing of this process can not be estimated at this time.

THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO 1995

The Company's net loss was $12,639,000 and $13,644,000 for the three and nine months ended December 31, 1996, respectively, as compared to a net loss of $1,807,000 and $2,157,000 during the same period in 1995. The net loss for the three months and nine months ended December 31, 1996 excluding the goodwill write-down and amortization was $4,247,000 and $4,422,000, respectively. Net losses from discontinued units were $974,000 for the three month period and $1,569,000 for the nine month period ended December 31, 1996. Additionally, the Company incurred $631,000 of expense in the three month period ended December 31, 1996 for severance and related costs and additional bank charges.

SALES, COST OF SALES AND GROSS PROFIT

Sales increased $956,000 or 2% and $2,209,000 or 2% for the three months and nine months ended December 31, 1996, respectively, primarily due to the growth in construction and maintenance repair services. Growth was net of sales from non-core operations included in 1995 and discontinued by March 1996.

Cost of sales increased $3,901,000 or 12% and $5,252,000 or 6% for the three and nine months ended December 31, 1996, respectively, primarily due to significantly higher than previously estimated costs on certain fixed-price government construction contracts. Management has decided to exit this business and has estimated total costs-to-complete on these contracts, but actual final total costs-to-complete could differ from those estimates.

Gross profit margins as a percent of sales decreased to 12.4% and 17.5% for the three and nine months ended December 31, 1996, respectively, from 20.1% and 20.4% in the same periods in 1995. This was due to losses and lower margins on construction contracts, primarily fixed-priced government construction contracts, as well as lower margins in maintenance services and distribution.

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were comparable for the three month period and increased by $219,000 for the nine months ended December 31, 1996. The increase included severance and other expenses related to the operational consolidation of purchasing and distribution, consolidating maintenance service activities, and increased bank charges. As a percentage of sales, selling, general and administrative expenses decreased slightly for the three month period and remained the same at 20% for the nine month period.

GOODWILL WRITE-DOWN AND AMORTIZATION

In December 1996, the Company recognized a goodwill write-down of $7,982,000 related to the acquisitions of the W.B. Goode Company, Incorporated ("Goode") in September 1993, Silicate Technology Corporation ("STC") in September 1994, Fedco Tank and Equipment, Inc. and Affiliates ("Fedco") in May 1994, and Braswell and Arnold Equipment Companies ("Braswell") in November 1994. These operations have had significant operating losses since being acquired. During the quarter ended December 31, 1996, management made a strategic decision to realign and downsize Goode, Fedco and Braswell's operations. Reduced future operating levels, past losses and debt incurred to finance these losses have impaired these entities ability to recover goodwill over the expected period of benefit. Also, management decided to downsize or dispose of STC's operations and none of the associated goodwill is expected to be recovered.

The methodology that management used to assess the recoverability of goodwill of entities with continuing operations was to project results of operations forward through the remaining period of benefit. Projections were based on past business operations and management's changes to operations. The forecasts are management's best estimate of future results and includes a 3% annual increase in sales and slightly increasing margins. Projected future results were discounted at 13%, the Company's estimated cost of funds. The evaluation resulted in a full write-down of these entities' goodwill.

The Company has assessed the recoverability of remaining goodwill, and it is dependent upon certain entities achieving future profitable operations. Management is continuing to monitor the operating performance of these entities in relation to projections. In the opinion of management, based upon current information and projections, the remaining goodwill balance at December 31, 1996 will be recovered over the expected period of benefit.

Amortization of goodwill decreased due to the goodwill write-down recorded in March 1996. Goodwill will continue to have an adverse effect on future results of operations.

OTHER INCOME (EXPENSE)

The decrease in interest income and the increase in interest expense for the three and nine months ended December 31, 1996 related to higher interest rates, increased borrowings and the continued use of cash in operations.

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES
                                                             (IN THOUSANDS)
Nine Months Ended December 31,                             1996         1995
                                                         -----------------------
Net cash used in operating activities                   $  (8,710)   $  (8,593)
Net cash provided by (used in) investing activities        (1,062)         587
Net cash provided by financing activities                  10,577       12,159


                                                         December 31,  March 31,
                                                           1996         1996
                                                         -----------------------
Working capital                                         $  20,092    $  22,934
Long-term obligations, excluding current installments
   and class action lawsuit settlement obligation              83        6,554


The Company has incurred significant losses since inception and operations have not generated cash. Net cash used in operating activities was $8,710,000 due to net losses and net increases in certain assets over liabilities. Cash provided by the reduction of costs and estimated earnings in excess of billings on uncompleted contracts, principally related to the Florida State reimbursement program, was more than offset by cash used in the increase of receivables, inventories and prepaids and other assets. The Company's Environmental Services Division has rapidly expanded its operations in Texas due to favorable changes in the Texas State reimbursement program and as of December 31, 1996 had receivables and costs and estimated earnings in excess of billings of $8,200,000. Changes in the Texas State reimbursement program that extend payment terms would adversely impact the Company's liquidity.

Net cash used in investing activities was $1,062,000 in the nine months of 1996, as compared to cash provided by investing activities of $587,000 in the same period in 1995. This change is primarily due to the collection of loans from related parties in 1995. Net cash provided by financing activities was $10,577,000 in the nine months of 1996, as compared to $12,159,000 in 1995.
This decrease is primarily due to an increase in cash at December 31, 1995 from the proceeds of the sale of preferred stock that was used to pay down the borrowing under the Loan Agreement in January 1996. Proceeds from the sale of preferred stock and exercise of unit options of approximately $7,700,000 in 1996 were used to repay borrowings under the revolving credit and term loans.

Working capital decreased $2,842,000, primarily due to net losses and additions to property and equipment. Long-term obligations, excluding current installments and class action lawsuit settlement obligation, decreased $6,471,000 due to repayment of borrowings under the term loan agreement from the proceeds of the exercise of unit options and sale of preferred stock and reclassification of the BNYFC term debt of $659,000 from long-term to current liabilities.

As of December 31, 1996, the Company completed its billings to Funders under the Florida Reimbursement Program and is responsible for any shortfalls related to the approximately $22,000,000 of billings to the Florida State reimbursement program for services performed by the Company and paid to the Company by the Funders. In accordance with certain Funder agreements, the Company has placed approximately $2,951,000 in escrow (classified in other current assets) to provide security to Funders for any shortfalls. Management believes the Company has reserved adequate amounts to cover any anticipated shortfalls. Management expects to continue to provide services in Florida under the revised

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES


government program that provides for an assigned priority ranking system, task pre-approval, and payment within 90 days of invoicing of completed tasks.

Borrowing capacity under the BNYFC Loan Agreement is limited to a percent of eligible assets (as defined in the Loan Agreement), primarily receivables, inventories and property and equipment. At December 31, 1996, the Company had borrowing capacity under the revolving loan of approximately $18.8 million and borrowings of $18,604,000.

This financing agreement contains covenants which, among other provisions, require the Company to maintain a minimum tangible net worth, minimum working capital, minimum net income, and other financial ratios, and restrictions on acquisitions, capital expenditures, additional indebtedness or liens, payment of dividends, and other restrictions. The Company is currently in default of the minimum net income, interest coverage, and minimum tangible net worth covenant provisions of the Loan Agreement with BNYFC. As a result of such defaults, the interest rates increased by 200 basis points during the default period and $659,000 of the term loan has been reclassified from long-term to current liabilities. BNYFC has continued to extend credit to the Company during the default period. As of February 13, 1997, the Company's borrowings under the revolving loan of $20,513,000 exceeded eligible assets by approximately $1,200,000. BNYFC has agreed to temporarily extend credit over eligible assets, but could discontinue the extended credit at any time. The Loan Agreement also provides for an interest rate increase of an additional 200 basis points during the month when borrowings exceed eligible assets.

The Company is currently negotiating with BNYFC to try to amend the Loan Agreement to provide for additional collateral eligibility based on a reappraisal of property and equipment values, extended eligibility periods for receivables from state reimbursement programs, and modified covenants based on future operating plans and forecasts. At this time, the Company is preparing the information needed for the amendment and expects the process to be completed in the next 30 to 60 days. While the Company expects to successfully amend the Loan Agreement with BNYFC, no assurances can be given that such amendment will occur or that the Company will not have to pay substantial fees or increased interest rates to accomplish such an amendment. The Company is currently dependent on the BNYFC loan to supply necessary working capital for its operations.

If amendment of the BNYFC agreement is not successful, the Company will seek to replace the loans from BNYFC with loans from other lenders. There can be no assurance that the Company will be able to replace the loans from BNYFC. Alternatively, the Company may seek to raise additional capital. In order to induce parties to purchase equity securities in the recent past, the Company sold convertible preferred stock that was convertible into Common Stock of the Company at a conversion price that was lower than the price at which the Common Stock was trading. Only 40 shares of such preferred stock are still outstanding. In order to raise additional capital, the Company may have to issue convertible debt or preferred stock that is convertible into Common Stock at a conversion price that is lower than the current market price of the Common Stock. Further, the conversion price may adjust based on the then current market price of the Common Stock. In the event of a significant decline in the market price of the Common Stock of the Company, such a conversion feature could result in significant dilution to the Company's existing stockholders. The past sales were, and any future sales could be, made in offshore transactions pursuant to Regulation S, promulgated by the Securities and Exchange Commission. Under Regulation S, purchasers of such securities are free to sell them in the United States after holding them for 40 days after the last sale of such securities by the Company to the purchasers. However, no assurances can be given that the Company can successfully raise additional capital.

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES


In June and July 1996, certain unit options and underlying warrants were exercised by the underwriters for net proceeds to the Company of approximately $2,759,000. In July 1996, the Company sold 500 shares of Series B Convertible Redeemable Preferred Stock under Regulation S for net proceeds of $4,700,000. These proceeds were used to reduce long-term obligations and the revolving credit loan.

As part of its organizational consolidation, management is continuing to take steps to significantly reduce overhead and is evaluating further cost reduction and margin improvement programs. There can be no assurance that the Company will be able to generate cash from operations, borrowings or the sale of additional Company equity securities. Additionally, there can be no assurance that the Company will be able to amend the Loan Agreement covenants or that eligible assets will be adequate to support borrowings under the Loan Agreement.

In addition to normal operating cash commitments, the Company has the following existing and planned cash requirements:

- In accordance with the STC acquisition agreement, additional cash of up to $875,000 will be paid if certain income levels, as defined in the acquisition agreement, are achieved for each six month period between September 30, 1994 and September 30, 1997. As of December 31, 1996, these income levels have not been achieved.

- Omega Financial facilitates third-party financing primarily for customers of the Company's operating divisions. In addition to serving as an intermediary between customers and funding sources, Omega Financial was authorized by the Company's Board of Directors to provide up to $2 million to be held in limited recourse assurances and guarantees to participating financial institutions. At December 31, 1996, the Company has guaranteed repayment of certain loans of customers totaling $1,394,000.

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

-   Competition;

- Foreign operations in Mexico, which could be subject to high inflation rates, additional devaluation of the peso and foreign currency and import restrictions;

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES


- The ability to successfully reorganize the Company into functional lines on a national basis and obtain quantity discounts from vendors and to continue relationships with vendors;

- The ability to generate cash from operations, borrowings or the sale of additional equity securities;

- The ability to amend the covenants and conditions of the Company's loan agreement or that eligible assets will be adequate to support borrowing levels under the loan agreement;

- Recoverability of goodwill and its dependency on certain entities achieving future profitable operations.

- The occurrences of incidents which could subject the Company to liability or fines under any environmental laws or the adequacy of insurance; and

-   The timing and nature of any future acquisitions.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In 1994 the Company filed a lawsuit against Gilbarco Inc., a unit of General Electric PLC in the United Kingdom and a major manufacturer of fuel dispensing equipment, alleging violation of antitrust and other laws. This action was filed by the Company in response to Gilbarco's canceling its distributorship arrangement with two of the Company's operations. On December 4, 1995, in the U.S. Federal Court for the Western District of Washington, in Seattle, a jury awarded the Company and two of its operations, $27 million in damages and related interest and attorneys' fees and costs. The U.S. Federal Court judge has since entered a judgment in favor of the Company and denied a motion to set aside the previously announced judgment. Gilbarco has filed an appeal. The Company will not recognize the award in its consolidated financial statements until it is received or assured.

         The Company from time to time is subject to ordinary routine litigation relating to its operations, some of which is covered by insurance, some of which may not be. The Company may have liability under environmental laws for work performed by it or its acquired entities, including clean-up liability under the Super Fund laws or similar state and local laws. At the current time the Company does not believe that any litigation it is involved in would result in a material adverse effect on the Company's financial condition or results of operations. However, given the nature of environmental lawsuits the Company is or could be subject to, no assurance can be given that any such lawsuits may not result, individually or in the aggregate, in a material judgment against the Company. As of December 31, 1996, the Company is not subject to any environmental lawsuit brought by any governmental agency.

                      OMEGA ENVIRONMENTAL, INC. AND SUBSIDIARIES


ITEM 2.  CHANGE IN SECURITIES

         Sales of Unregistered Securities

         In April 1996, two entities converted 190 shares of Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") (sold in fiscal year 1996) into 859,421 shares of Common Stock. In July and August 1996, one entity converted 20 shares of Series A Preferred Stock into 111,478 shares of Common Stock.

         In July 1996, the Board of Directors designated 500 shares of the preferred stock to be Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock") and the Company sold these 500 shares to eight entities under Regulation S for net proceeds of $4,700,000. See
         Note 6 Preferred Stock in Notes to Consolidated Financial Statements for conversion rights. In September 1996, two entities converted 19 shares of Series B Preferred Stock into 134,485 shares of Common Stock. During the quarter ended December 31, 1996, eight entities converted 441 shares of Series B Preferred Stock into 4,892,559 shares of Common Stock.

         These conversions are exempt under Section 3(a)9 of the Securities Act of 1933 as exchanges of securities are with existing security holders without the payment of any compensation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The BNYFC Loan Agreement contains covenants which, among other provisions, require the Company to maintain a minimum tangible net worth, minimum working capital, minimum net income, and other financial ratios, and restrictions on acquisitions, capital expenditures, additional indebtedness or liens, payment of dividends, and other restrictions. The Company is currently in default of the minimum net income, interest coverage, and minimum tangible net worth covenant provisions of the Loan Agreement with BNYFC. As a result of such defaults, the interest rates increased by 200 basis points during the default period and $659,000 of the term loan has been reclassified from long-term to current liabilities. BNYFC has continued to extend credit to the Company during the default period. As of December 31, 1996, borrowings under the revolving and term loans were $18,604,000 and $2,327,000, respectively.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10 (a)    Transition Agreement with Louis J. Tedesco
              10 (b)    Transition Agreement with Jeffery B. Weinress
              10 (c)    Transition Agreement with Dan E. Steigerwald
              10 (d)    Settlement Agreement with Edward J. O'Sullivan
              10 (e)    Non-Qualified Stock Option Agreement with Leo L. Azure,
                        Jr.
              10 (f)    Non-Qualified Stock Option Agreement with Peter DeMay
              10 (g)    Employment Agreement with Jeffery B. Weinress
              10 (h)    Separation Agreement with Leo L. Azure, Jr.
              11        Statement regarding computation of per share loss
              15        Letter re unaudited interim financial information
              27        Financial Data Schedule


         (b)  Reports on Form 8-K

              None

                                      SIGNATURES



Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OMEGA ENVIRONMENTAL, INC.
                                       (Registrant)



DATE:    February 14, 1997                  /s/ Louis J. Tedesco
         -------------------            ----------------------------------------
                                       Louis J. Tedesco
                                       Chairman of the Board of Directors,
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)




DATE:    February 14, 1997                  /s/ Dan E. Steigerwald
         -------------------            ----------------------------------------
                                       Dan E. Steigerwald
                                       Chief Financial Officer (Principal
                                       Financial Officer)




DATE:    February 14, 1997                  /s/ Bradley S. Powell
         -------------------            ----------------------------------------
                                       Bradley S. Powell
                                       Corporate Controller (Principal
                                       Accounting Officer)